Form 10-K
period 2011-07-31
EXCLUSIVE BUILDING SERVICES, INC
filed 2011-10-14
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

        .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-170393

EXCLUSIVE BUILDING SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3566307
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
914 Park Knoll Lane Katy, TX	77450

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 281-398-1433

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  X . No      .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of October 4, 2011 is 11,500,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding  shares held by non-affiliates, based upon the book value as of July 31, 2010, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:   S-1 Registration Statement (File No.: 333-170393) as declared effective August 18, 2011.

EXCLUSIVE BUILDING SERVICES, INC.

PART I

Explanatory Note

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They reflect our current views and expectations based largely upon the information currently available to us and are subject to inherent risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements. By making these forward-looking statements, we do not undertake to update them in any manner except as may be required by our disclosure obligations in filings that we make with the Securities and Exchange Commission (the “SEC”) under the Federal securities laws. Our actual results may differ materially from our forward-looking statements.

Item 1.

BUSINESS

We were founded as an unincorporated DBA in February 1997 and were incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 10,000,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been operating continuously as a DBA since February 1997, and 300,000 shares to Hallie Beth Skarpa, our other director, for services rendered. These services involving the incorporation planning were valued at $10,300. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa. The day-to-day operations of the Company did not change as a result of the change in legal structure.

The Company has no plans to be acquired or to merge with any other company nor does the Company or any of its shareholders have any plans to enter into a change of control or similar transaction.

We have only two directors, one of whom is our principal executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives her significant control over all corporate issues.  Our chief executive officer has a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and her compensation level, without the approval of other shareholders. No transactions other than those described in this prospectus are currently being contemplated or discussed. However, various transactions or proposals may surface in the future. Her decisions with regard to any proposed transactions that are presented to the Company may not be in the best interests of other shareholders.

EBS has provided commercial cleaning services to office buildings of 10,000 to 15,000 square feet in Harris County, TX (the greater Houston area) since 1997. Going forward, we will continue to market our services directly to building owners and managers. At times in the past, we have also done “make ready” projects that prepared buildings or offices to be ready for immediate occupancy after construction crews have completed their work. In these cases, we entered a project as soon as the construction crews finished their work and cleaned the facility completely to enable a tenant to move in and start work. However, the current economic climate has seen construction of new and renovation of old office facilities at extremely low levels meaning that there is currently an extremely low potential current demand for “make ready” services. We will not consider competing for these types of engagements until and unless the number of construction and renovation projects increases significantly. If the construction market improves, of which there can be no assurance, the Company will market its “make ready” services to construction contractors and subcontractors.

At July 31, 2011, we provide ongoing commercial cleaning services to one commercial building.

Our typical services can be summarized as:

Nightly Cleaning

A.

All Named Areas (Reception/Entry Areas, Offices, Conference Rooms ,Training Room and Common Areas)

1.

Empty all trash receptacles and trash removed to designated area.

2.

Vacuum all rugs and carpet areas - spot cleaning carpet as needed.

3.

Thoroughly dust and/or wipe all horizontal surfaces:

a.

Desktops

b.

Chairs and Chair legs

c.

Tables

d.

File cabinets

e.

Pictures and Wall hangings

f.

Window sills

g.

Equipment, (i.e. - telephones, calculators, computers, etc.)

h.

All other furnishings

4.

Damp wipe and polish all glass furniture surfaces with Windex or equal type glass cleaner.

5.

Damp wipe entrance metal and fingermarks on entrance glass.

6.

Dust mop and thoroughly damp mop hard surface floors.

B.

Restrooms

1.

Stock towels and tissue (tissue to be left on top of toilet bowl).

2.

Empty sanitary napkin receptacles and damp wipe for sanitation.

3.

Empty trash receptacles and wipe if needed.

4.

Dust partitions, tops of mirrors and frames.

5.

Clean and polish mirrors.

6.

Wipe towel cabinet covers.

7.

Toilets and urinals to be cleaned and sanitized inside and out. Polish bright work.

8.

Toilet seats to be cleaned on both sides using a disinfectant.

9.

Scour and sanitize all basins. Polish bright work.

10.

Remove splash marks from walls around basins.

11.

Wet mop and rinse restroom floors with a disinfectant.

C.

Kitchens

1.

Vacuum all rugs and carpet areas - spot cleaning carpet as needed. Clean and disinfect all counters and sinks.

2.

 Clean and disinfect tabletops. Wipe out all chairs.

3.

Empty and disinfect all trash receptacles.

4.

Spot clean kitchen trash receptacle.

5.

Wipe clean all vending machines, coffee machines, refrigerator, water cooler and microwaves.

6.

Spot clean walls.

D.

Miscellaneous

1.

Vacuum all stairwells.

2.

Check all doors that are supposed to be locked.

3.

Make sure all lights are turned off when leaving premise.

4

Keep janitor’s closet clean at all times

5

Check for unattended items and put them aside.

Weekly Cleaning

A

All Named Areas (Reception/Entry Areas. Offices. Conference Rooms, Training Room and Common Areas)

1.

Dust and/or damp wipe vertical surfaces of desks, filing cabinets, chairs, tables and other furniture as needed.

2.

Dust and damp wipe clean baseboards.

3.

Remove dust and cobwebs from stairwell ledges. corners and ceiling areas.

Monthly Cleaning

A.

All Named Areas (Reception/Entry Areas, Offices. Conference Rooms, Training Room and Common Areas)

1.

Accomplish all high dusting.

2.

Dust all upholstered furniture.

3.

Remove fingerprints and marks from around light switches and door frames.

4.

Dust mini-blinds.

5.

Damp wipe telephones using a disinfectant.

Ms. Skarpa performs much of the work that is done. If a subcontractor performs any work, she supervises and/or inspects.

As a general rule, the cleaning company provides substantially all cleaning supplies, materials and equipment. Exceptions, if any, will be specified in writing. The customer provides a janitorial closet which can be kept locked. In our case, Ms. Skarpa provides vacuum and buffer machines as part of her compensation.

At July 31, 2011, we provide ongoing commercial cleaning services to one commercial building which we have served for ten years. Initially we worked with a formal contract. However, for the past several years, our arrangements with the customer have been verbal and could be canceled at any time. For our current services, we provide the commercial cleaning services and bill for those services based upon an agreed-upon full rate. Our current arrangement is not based on hourly rates. Billing and payment take place monthly. We are normally paid within a few days of billing.

Although we would like to negotiate arrangements calling for hourly rate billings and weekly payments, it is unlikely that market conditions will permit that in the foreseeable future.

We do not require any licenses to perform our services. The need for liability insurance is linked to the requirements of customers and is subject to negotiation. We currently have no liability insurance.

Competition

Most of our competitors, which include well-known companies like Jani-King International, Inc., have significantly greater financial and marketing resources than do we. Many of these competitors have sophisticated management, use very inexpensive sub-contractors/franchisees, are in a position to purchase cleaning materials at the lowest wholesale prices and have the ability to advertise in a wide variety of media, including television. Their strategy frequently includes using very low priced sub-contractors and charging customers the lowest possible price. There are also some small competitors operated by sole proprietors, most of whom are immigrants, which propose very low prices.

We principally depend on the business contacts of our president and word of mouth. We emphasize seeking office complexes that are being used by the building owner and that are seeking detailed quality services rather that solely consider low prices. However, in the current market conditions, price appears to be the principal factor used by customers in making their decisions.

We have always gotten our leads through recommendations and by making unsolicited “cold” calls on potential customers. Cold calls tend not to be very effective. Leads received from contractors and others doing business with building management are the most effective potential sources of business. We emphasize office buildings in the 10,000 to 15,000 square foot range located in the western part of Harris County. We prefer seeking buildings that are used by the building owner because those owners frequently have a stronger concern for quality services than for the lowest possible price. If a written proposal is requested, we tour the building to determine the extent of work that will be required and determine if the work will be done three or five days per week. We then attempt to determine the rates currently being paid and make some inquiries to determine rates charged by competitors for services in the area of the proposed customer. After gathering the information, we estimate the time that it will take us to perform the work and the cost of supplies and add a small profit. We then compare our estimate to the competitor rates gathered by us in our preliminary process and determine whether we believe that our proposal is viable. If so we submit it, generally by hand.

In periods of down economies, cleaning services are confronted with intense price pressures by customers and potential customers seeking to cut costs.

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At July 31, 2011, we had one employee, our founder and president, Patricia G. Skarpa. For the remainder of 2011, Ms. Skarpa, who is involved in other activities, will devote at least 20 hours a week to us but may increase the number of hours as necessary if cleaning work increases. She currently provides consulting services as a sub-contractor to an unrelated company in the Houston area. However, she has no contractual obligations to that or any other entities and could provide additional hours to our business if additional customers are obtained.

Subcontractors have and can be used by us to assist getting required work orders completed.

There is no written employment contract or agreement with Ms. Skarpa.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

EBS has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

EBS  has virtually no financial resources. We have no working capital and a stockholders’ deficit of $(5,431) at July 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

EBS is and will continue to be completely dependent on the services of our founder and president, Patricia G. Skarpa, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

EBS’ operations and business strategy are completely dependent upon the knowledge and business connections of Ms. Skarpa. She is under no contractual obligation to remain employed by us. If she should choose to leave us for any reason or if she becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Ms. Skarpa or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Ms. Skarpa naming us as the beneficiary when and if we obtain the resources to do so and if she is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Most of our competitors, which include well-known companies like Jani-King International, Inc., have significantly greater financial and marketing resources than do we.

Most of our competitors, which include well-known companies like Jani-King International, Inc., have significantly greater financial and marketing resources than do we. Many of these competitors have sophisticated management, use very inexpensive sub-contractors, are in a position to purchase cleaning materials at the lowest wholesale prices and have the ability to advertise in a wide variety of media, including television. Their strategy frequently includes using very low priced sub-contractors and charging customers the lowest possible price. We principally depend on the business contacts of our president and word of mouth. We emphasize seeking office complexes that are being used by the building owner and that are seeking detailed quality services rather that solely consider low prices.

There are no assurances that our approach will be successful.

4.

Substantially all of our revenues currently are derived from services to one unrelated customer. If that customer is lost, we would have no revenue and operations may cease.

One unrelated customer comprised 100% of our revenue in each of the fiscal years ended July 31, 2011 and 2010. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If we lost that customer, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

5.

We currently have no liability insurance.

We currently have no liability insurance. If damage is done to a customer’s facility during the course of our work or something is stolen from that facility and we are held liable, we may be unable to satisfy that liability which could result in the discontinuance of our business.

6.

There are significant potential conflicts of interest which may result in key people devoting substantial portions of their time to other ventures.

Our key personnel are required to commit time to our affairs and, accordingly, these individual(s) (particularly our president) may have conflicts of interest in allocating time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, there may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

7.

We are subject to the periodic reporting requirements of the Exchange Act that will require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

In no case will the proceeds of this offering be sufficient to assist us in any way to meet any portion of these incremental costs of being public.

8.

Patricia G. Skarpa, our chief executive officer, chief financial officer and principal accounting officer has no significant experience managing a public company and no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Patricia G. Skarpa has no significant experience managing a public company and no meaningful financial reporting education or experience. She is and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are and will not be affiliated with our independent auditors. We have no formal arrangements with professionals to help Ms. Skarpa and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

9.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

10.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only two directors, one of whom is our principal executive officer. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives her significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

11.

Ms. Patricia G. Skarpa, our president, has made all decisions concerning her compensation. These decisions may not be in the best interests of other investors.

There is no employment contract with Patricia G. Skarpa at this time. Nor are there any agreements for compensation in the future. Patricia G. Skarpa’s compensation has not been fixed or based on any percentage calculations. She has made all decisions determining the amount and timing of her compensation. She will continue making decisions about the timing and amount of her compensation until, if ever, we have a sufficient number of directors to establish a compensation committee of the board of directors. Patricia G. Skarpa’s decisions about her compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

12.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000 shares) but unissued (87,500,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

13.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our president will own a significant majority of outstanding shares after the completion of the offering. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

14.

Our chief executive officer controls all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Our chief executive officer has a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and her compensation level, without the approval of other shareholders. Her decisions may not be in the best interests of other shareholders.

15.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation at Article XI provide for indemnification as follows: "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer: (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law; or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statutes. Any repeal or modification of an Article by the stockholders of the Corporation shall be prospective only, and shall not adversely affect any limitation of the personal liability of a director or officer of the Corporation for acts or omissions prior to such repeal or modification."

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

16.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has never been any established trading market for our common stock, and there is currently no established public market whatsoever for our securities. A market maker has filed an application with FINRA on our behalf so as to be able to quote the shares of our common stock on the OTCBB maintained by FINRA commencing upon the effectiveness of our registration statement of which this prospectus is a part and the subsequent closing of this offering. There can be no assurance that the market maker’s application will be accepted by FINRA nor can we estimate as to the time period that the application will require or that any buying of our shares will ever take place.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

17.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

18.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

Our shares will be considered a “penny stock.”  Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

19.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

20.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

21.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

22.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns an aggregate of approximately 81.3% of our outstanding common stock. Because of her beneficial stock ownership, our president may be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval, including potential mergers or business changes, and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that may result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

23.

A significant portion of our presently issued and outstanding common shares are restricted under rule 144 of the Securities Act, as amended. When the restriction on any or all of these shares is lifted, and the shares are sold in the open market, the price of our common stock could be adversely affected.

A significant portion of the presently outstanding shares of common stock (10,300,000 shares) is considered "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Of the total 11,500,000 shares outstanding, 10,300,000 of our common stock are owned by our president (10,000,000) and a director (300,000) and may be sold commencing one year from the date of issuance.

24.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

25.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

26.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

As of effectiveness of our registration statement on August 18, 2011, we are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement becomes effective, these reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 914 Park Knoll Lane, Katy, TX 77450. The space is provided to us by Ms. Skarpa. Ms. Skarpa incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending or, to our knowledge, threatened litigation of any type.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock.  No symbol has been assigned for our securities, and our securities have not been listed or quoted on any Exchange to date.  There can be no assurance that a symbol will be assigned or that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on October 4, 2011, there were 12 stockholders of record of our common stock, and 11,500,000 shares were issued and outstanding.

In August 2011, we sold 1,200,000 shares registered in a Registration Statement on Form S-1 that was declared effective on August 18, 2011 to settle consulting and professional fees of $12,000. The Offering was declared closed following this sale.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

The Company has never repurchased any of its equity securities.

Blue Sky Considerations

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one.

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:
	July 31, 2011	July 31, 2010
Current assets	$919	$944

Current liabilities	$6,350	$3,500

Stockholders’ deficit	$(5,431)	$(2,556)

Operating:	For the fiscal year ended July 31,
	2011	2010
Net revenues	$8,794	$9,147
Operating expenses	$11,669	$13,572
Net (loss)	$(2,875)	$(4,425)
Net (loss) per common share basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding – basic and diluted	10,300,000	10,300,000

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations

We were founded as an unincorporated DBA in February 1997 and were incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 10,000,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been operating continuously as an unincorporated DBA since February 1997, and 300,000 shares to Hallie Beth Skarpa, our other director, for services rendered. These services involving the incorporation planning were valued at $10,300. HallieBeth Skarpa is the daughter of Patricia G. Skarpa. The day-to-day operations of the Company did not change as a result of the change in legal structure.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2011 and 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. To maintain operations as a going concern, we are keeping day-to-day operating costs to a minimum and seeking leads for new revenue opportunities. We hope that being a public company will provide us with additional credibility to help our efforts. However, no assurances can be given that we will have any success in our efforts or will remain as a going concern.

At July 31, 2011, we provide commercial cleaning services to one commercial building. We have provided the same level and range of cleaning services for this building for three nights a week during each of the fiscal years ended July 31, 2011 and 2010. We have not provided any other significant services during that two-year period of time. Therefore, our business operations are virtually identical during each period. Going forward, we will market our services directly to building owners and managers. At times in the past, we have also done “make ready” projects that prepared buildings or offices to be ready for immediate occupancy after construction crews have completed their work. In these cases, we entered a project as soon as the construction crews finished their work and cleaned the facility completely to enable a tenant to move in and start work. However, the current economic climate has seen construction of new and renovation of old office facilities at extremely low levels meaning that there is currently an extremely low potential current demand for “make ready” services. We will not consider competing for these types of engagements until and unless the number of construction and renovation projects increases significantly. If the construction market improves, of which there can be no assurance, the Company will market its “make ready” services to construction contractors and subcontractors.

A summary of operations follows:

	2011	2010

REVENUES	$8,794	$9,147

OPERATING EXPENSES
General & administrative expenses	3,526	4,392
Compensation	8,143	9,180

TOTAL OPERATING EXPENSES	11,669	13,572

NET LOSS	$(2,875)	$(4,425)

All of the revenues in both periods were earned from services to one customer. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If we lost that customer for any reason, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

Operating expenses relate to various professional fees.

All compensation was paid to our president. Compensation includes her providing equipment and cleaning materials. There is no formal employment arrangement with Ms. Skarpa at this time. Ms. Skarpa’s compensation has not been fixed or based on any percentage calculations. All compensation has been paid in cash and was based on the amount of cash available to pay compensation after other expenses had been paid. She will make all decisions determining the amount and timing of her compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Ms. Skarpa’s compensation amounts will be formalized if and when her annual compensation exceeds $150,000.

We have extremely limited financial resources and have not established a source of equity or debt financing. Our independent registered public accounting firm has included an explanatory paragraph in its report emphasizing the uncertainty of our ability to remain a going concern.

We have not aggressively pursued new customers during the past two years because the economic conditions were forcing companies to cut costs. In turn companies were seeking to reduce the costs of cleaning services. We were reluctant to increase costs of supplies and equipment in order to service customers that were only willing to pay minimal costs.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

EBS will pay all costs relating to the offering that closed in August 2011. Those costs are estimated, based on discussions with our lawyer, at $65,000 and become due if and when we obtain a trading symbol. This amount will be paid as and when necessary and required or otherwise accrued on the books and records of EBS until we are able to pay the full amount due either from revenues or loans from our president. Absent sufficient revenues to pay these amounts within six months of the date of this prospectus, our president has agreed to sign a personal promissory note due and payable to counsel upon terms negotiated at the time of note issuance. The promissory note will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note. Our outside counsel, who will be owed the most significant amount of fees, is aware of the uncertainties facing the Company and is also aware that we have no other immediate sources of sort or long-term funding that would be more likely to come through if needed. A formal written arrangement among EBS, our president and our counsel exists with respect to this purpose.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may attempt to use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible. The prices that will be used will be determined during negotiations and may or may not be at perceived market values.

We believe that operations will generate sufficient cash to continue operations for the next 12 months from the date of this prospectus at the level that they have been provided that our costs of being a public company remain equal to or below the maximum estimate provided below and we do not lose our customer.

We have embarked upon an effort to become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required. We estimate, based on discussions with consultants, accountants and lawyers, that these costs may range up to $50,000 per year for the next few years. In the next one to two fiscal years, we will take every step possible to minimize these costs. Our president worked for many years with law firms and an accounting firm. She has known and worked with many professionals who are knowledgeable in the area of public company obligations. Although we have no formal commitments, we believe that some of these professionals may assist our president for very reasonable costs. We also hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional and other services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to management if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities except as set forth herein. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them may increase our chances to establish and expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of EBS because the shares may be issued to parties or entities committed to supporting existing management. EBS may offer shares of its common stock to settle a portion of the professional fees incurred in connection with its registration statement. No negotiations have taken place with any professional and no assurances can be made as to the likelihood that any professional will accept shares in settlement of obligations due them. Our independent registered public accounting firm will not accept shares of EBS common stock to settle obligations due to them.  There are no other significant liabilities at June 14, 2011.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8.

FINANCIAL STATEMENTS

EBS’s financial statements as of July 31, 2011 and the fiscal year then ended start on page 32.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

None

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended July 31, 2011 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Patricia G. Skarpa	50	President, CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer
Hallie Beth Skarpa	21	Director

Patricia G. Skarpa - Ms. Skarpa founded the business in February 1997 and received the title of president when the Company became a Nevada corporation in October 2010. Having founded and operated the business since its inception, Ms. Skarpa is integral to any success that we may have. Prior to that, she was an executive/legal secretary at Deloitte & Touche (February 1983 through February 1991), Crady, Jewett & McCully, LLP (February 1991 through October 1993), and John M. Young, Attorney-at-Law (October 1993 through October 2005). From March 2007 to August 2009 she was president of Ensign Services Corp., which provided secretarial services. She also performs consulting work as a sub-contractor for PE Group, Inc., a privately held consulting company. All of these entities were and are located in the Houston, Texas area. Ms. Skarpa declared personal bankruptcy in 2009.

Patricia G. Skarpa has no significant experience managing a public company and no meaningful financial reporting education or experience. She is and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are not and will not be affiliated with our independent auditors. Our president worked for many years with law firms and an accounting firm. She has known and worked with many professionals who are knowledgeable in the area of public company obligations. Although we have no formal commitments, we believe that some of these professionals may assist our president for very reasonable costs. We also hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional and other services to us, although there can be no assurances that we will be successful in any of those efforts. It is uncertain whether we will be successful in agreeing to financial arrangements with independent consultants that will be achievable by us. We will initially seek consultants who are known directly by our president or who are recommended by people known to our president and who will accept unregistered shares of our common stock as compensation. If we become unsuccessful in that regard, we will initially rely on advice from professionals who are friends of our president. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

Hallie Beth Skarpa – became a director at the time that the Company became a Nevada corporation in October 2010. She is currently a student at The University of Texas at Arlington and is the daughter of Patricia G. Skarpa. She has been familiar with our business since inception and works well with Patricia G. Skarpa.

The Company believes that the knowledge and experience within this business of Patricia G. Skarpa and, to a lesser degree, Hallie Beth Skarpa make them effective directors for this Company.

Possible Potential Conflicts

The OTCBB on which we plan to have our shares of common stock quoted does not currently have any director independence requirements.

No member of management will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only one officer and two directors (one of whom is the same person), who are related to each other, and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Ms. Skarpa provides services on a contractor basis to others. These services relate to matters like office management and organization and are completely unrelated to the services provided by EBS. However, a conflict could arise if the time needed by her in the performance of those services interfere with the time needed from her by EBS. Ms. Skarpa has no written employment agreement with us and no written contractor or employment agreement with any other entity.

In an effort to resolve potential conflicts of interest, we have entered into a written agreement with Ms. Skarpa specifying that any business opportunities that she may become aware of independently or directly through her association with us (as opposed to disclosure to her of such business opportunities by management or consultants associated with other entities) would be presented by her solely to us.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective.

Code of Business Conduct and Ethics

In September 2010 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

A copy of our Code of Business Conduct and Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to our Registration Statement which was declared effective on August 18, 2011.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on August 31, 2012. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

Except as described below, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of EBS:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he/she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he/she was an executive officer at or within two years before the time of such filing, except that Patricia G. Skarpa declared personal bankruptcy in 2009;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him/her from or otherwise limiting his/her involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the EBS board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by EBS for any expenses incurred in attending directors' meetings provided that EBS has the resources to pay these fees. EBS will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended July 31, 2011 and 2010, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and Principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Patricia G. Skarpa CEO, CFO and Director	2011	-	-	-	-	-	-	8,143	8,143
	2010	-	-	-	-	-	-	9,180	9,180

There is no formal employment arrangement with Ms. Skarpa at this time. Ms. Skarpa’s compensation has not been fixed or based on any percentage calculations. All compensation has been paid in cash and was based on the amount of cash available to pay compensation after other expenses had been paid. She will make all decisions determining the amount and timing of her compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Ms. Skarpa’s compensation amounts will be formalized if and when her annual compensation exceeds $150,000.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards. The Company has never issued these types of awards.

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options,

Outstanding Equity Awards at Fiscal Year-End Table

No equity award arrangements have ever been awarded or granted by the Company.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 4, 2011 we had 11,500,000 shares of common stock outstanding which are held by two shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of October 4, 2011; of all directors and executive officers of EBS; and of our directors and officers as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class

Common	Patricia G. Skarpa	10,000,000
Common	Hallie Beth Skarpa	300,000

	All Directors and Officers as a group (2 persons)	10,300,000

(a) The address for purposes of this table is the Company’s address which is 914 Park Knoll Lane, Katy, TX 77450

(b) Unless otherwise indicated, EBS believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

Shareholder Matters

As an issuer of "penny stock," the protection provided by the federal securities laws relating to forward looking statements does not apply to us as long as our shares continue to be penny stocks. Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this Annual Report on Form 10-K, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of EBS is Ms. Skarpa, our chief executive officer, president and chief financial officer.

Our office and mailing address is 914 Park Knoll Lane, Katy, TX 77450. The space is provided to us by Ms. Skarpa. Ms. Skarpa incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement. Ms. Skarpa also provides all the vacuum and buffing equipment used by the Company. Her compensation is assumed to cover use of this equipment.

The Company issued 10,000,000 shares of our common stock to our President, Ms. Skarpa, in exchange for the business of EBS and for costs/services incurred upon incorporation in September 2010 and issued 300,000 shares to our other director, Hallie Beth Skarpa, for services rendered. These services were valued at $10,000 and $300, respectively. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa.

EBS entered into an agreement whereby Ms. Skarpa will, if liabilities associated with our offering are not paid within six months of the date of our prospectus, sign a personal promissory note due and payable to counsel upon terms negotiated at the time of note issuance. The promissory note will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note

Director Independence; Committees of the Board of Directors

Our Board of Directors is comprised of two individuals, one of whom is integral to the operations of our company, we do not have a majority of independent directors as that term is defined under Rule 4200(a) (15) of the NASDAQ Marketplace Rules, even though that definition does not currently apply to us, because we are not listed on the NASDAQ. We anticipate that if we expand our Board of Directors in the future, that we will seek to include members who are independent.  Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Our Board of Directors has not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the entire board as a whole. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our Board of Directors as a whole.  Further, since our securities are not listed on an exchange, we are not subject to any qualitative requirements mandating the establishment of any particular committees.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $8,063 for the year ended July 31, 2011 with PMB Helin Donovan for audit services for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2011.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exclusive Building Services, Inc.

(Registrant)

By: /s/ Patricia G. Skarpa

President

October 10, 2011

FINANCIAL STATEMENTS

July 31, 2011 and 2010

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

F-1

BALANCE SHEETS

F-2

STATEMENTS OF OPERATIONS

F-3

STATEMENT OF STOCKHOLDERS’ DEFICIT

F-4

STATEMENTS OF CASH FLOWS

F-5

NOTES TO FINANCIAL STATEMENTS

F-6

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Exclusive Building Services, Inc.

Katy, Texas

We have audited the accompanying balance sheets of Exclusive Building Services, Inc. (“the Company”) as of July 31, 2011 and 2010, and the related statements of operations, stockholders’ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Exclusive Building Services, Inc. as of July 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that Exclusive Building Services, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, Exclusive Building Services, Inc.’s minimal cash flow from operations and projected operating losses to be incurred during the next twelve months raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

October 4, 2011

EXCLUSIVE BUILDING SERVICES, INC.

BALANCE SHEETS

JULY 31, 2011 AND 2010

ASSETS	2011	2010
Current Assets
Cash	$919	$944
Total Current Assets	919	944

TOTAL ASSETS	$919	$944

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$6,350	$3,500
Total Current Liabilities	6,350	3,500

Total Liabilities	6,350	3,500

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 10,300,000 shares issued and outstanding	10,300	10,300
Accumulated deficit	(15,731)	(12,856)
Total Stockholders’ (Deficit)	(5,431)	(2,556)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$919	$944

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JULY 31, 2011 AND 2010

	2011	2010

REVENUES	$8,794	$9,147

OPERATING EXPENSES
General & administrative expenses	3,526	4,392
Compensation	8,143	9,180

TOTAL OPERATING EXPENSES	11,669	13,572

NET LOSS	$(2,875)	$(4,425)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	10,300,000	10,300,000

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE FISCAL YEARS ENDED JULY 31, 2011 AND 2010

	Common Stock	Common Stock Amount	(Deficit)	Total

Balance, August 1, 2009	10,300,000	$10,300	$(8,431)	$1,869
Net loss	-	-	(4,425)	(4,425)
Balance, July 31, 2010	10,300,000	10,300	(12,856)	(2,556)
Net loss	-	-	(2,875)	(2,875)
Balance, July 31, 2011	10,300,000	$10,300	$(15,731)	$(5,431)

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JULY 31, 2011 AND 2010

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,875)	$(4,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in accrued expenses	2,850	3,500
Cash Flows Provided by (Used in) Operating Activities	(25)	(925)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(25)	(925)
Cash, beginning of year	944	1,869
Cash, end of year	$919	$944

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-0-	$-0-
Cash paid for income taxes	$-0-	$-0-

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

Notes to the Financial Statements

July 31, 2011 and 2010

NOTE 1 – ORGANIZATION

Exclusive Building Services, Inc. (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 10,000,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been operating continuously as a DBA since February 1997, and 300,000 shares to Hallie Beth Skarpa, its other director, for services rendered. These services, involving the incorporation and planning, were valued at $10,300. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa. The day-to-day operations of the Company did not change as a result of the change in legal structure.

Since starting operations in 1997, the Company has provided commercial cleaning services to office buildings of 10,000 to 15,000 square feet in Harris County, TX (part of the greater Houston area).

The transaction in which the unincorporated DBA became a newly-incorporated entity has been accounted for in a manner similar to a recapitalization for financial accounting purposes. The accompanying financial statements have been prepared as if the transaction had occurred on the first day of the first period (August 1, 2008) included in the financial statements, and all operating data represents an ongoing continuation of the Company’s operations as a DBA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on July 31.

b. Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c. Stock-based Compensation

The Company follows ASC 718-10, Stock Compensation, which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share-based payment transactions. ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

d. Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  The Company has adopted the provisions of ASC 260.

e. Loss per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of July 31, 2011 and 2010.

f. Income Taxes

The Company operated as an unincorporated business until September 2010. Therefore, the results of its operations were included in the personal income tax returns of its owner. No pro forma provision for income taxes assuming the Company had been taxed as a C corporation for federal and state income tax purposes has been presented because the Company did not have pretax income in any period presented.

Going forward income taxes will be provided in accordance with ASC 740, Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results  from  the net  change  during  the  year of  deferred  tax  assets  and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

No provision was made for Federal income tax.

g. Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

h. Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

i. Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at July 31, 2011 and had no source of debt or equity financing.

While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 99,000,000 shares of common stock and 1,000,000 shares of preferred stock. At the time of incorporation in Nevada, the Company issued 10,000,000 shares of its common stock to its President in exchange for the business of the DBA and for costs and services incurred upon incorporation and issued 300,000 shares to its other director for services rendered.

In August 2011, the Company sold 1,200,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on August 18, 2011 to settle consulting and professional fees of $12,000. There are 11,500,000 shares of common stock outstanding following the sale.

NOTE 5 – PRINCIPAL CUSTOMER

One unrelated customer comprised 100% of the Company's revenue in each of the fiscal years ended July 31, 2011 and 2010. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If the Company lost that customer, or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President who incurs no incremental costs as a result of the Company using the space. Therefore, she does not charge for its use. The Company’s President also provides all the vacuum and buffing equipment used by the Company. Her compensation is assumed to cover use of the office and equipment. There is no written lease agreement, and no obligation for her to continue this arrangement.

If the Company lacks sufficient resources to pay its legal expenses associated with its registration statement and obtaining a trade symbol within six months of those expenses being billed, the Company’s president has agreed to sign a personal promissory note due and payable to the Company’s counsel upon terms negotiated at the time of note issuance. The promissory note will eliminate unpaid liabilities on the Company’s books equal to the face amount of the personal promissory note. The legal expenses will not be earned by counsel or billed until and unless a trade symbol is received.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from August 1, 2011 through October 4, 2011, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose other than the matter described in Note 4.

F-8