Form 10-Q
period 2011-10-31
EXCLUSIVE BUILDING SERVICES, INC
filed 2011-12-19
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

EXCLUSIVE BUILDING SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-170393	27-3566307
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

914 Park Knoll Lane, Katy, Texas 77450

(Address of principal executive office)

(281) 398-1433

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:11,500,000 shares of Common Stock, as of November 11, 2011.

EXCLUSIVE BUILDING SERVICES, INC.

FORM 10-Q

October 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.Financial statements

EXCLUSIVE BUILDING SERVICES, INC.

BALANCE SHEETS

OCTOBER 31, 2011 and JULY 31, 2011

(Unaudited)

ASSETS	October 31, 2011	July 31, 2011
Current Assets
Cash	$1,071	$919
Total Current Assets	1,071	919

TOTAL ASSETS	$1,071	$919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$7,100	$6,350
Total Current Liabilities	7,100	6,350

Total Liabilities	7,100	6,350

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,500,000 and 10,300,000 shares, respectively, issued and outstanding	11,500	10,300
Additional Paid-in Capital	10,800	-
Accumulated deficit	(28,329)	(15,731)
Total Stockholders’ (Deficit)	(6,029)	(5,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,071	$919

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010

(unaudited)

	2011	2010

REVENUES	$2,111	$2,461

OPERATING EXPENSES
General and administrative	12,750	500
Compensation	1,959	2,653

TOTAL OPERATING EXPENSES	14,709	3,153

NET LOSS	$(12,598)	$(692)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,278,261	10,300,000

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010

(unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,598)	$(692)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	12,000	-
Changes in assets and liabilities:
Increase in accrued expenses	750	500
Cash Flows Provided by (Used in) Operating Activities	152	(192)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	152	(192)
Cash, beginning of period	919	944
Cash, end of period	$1,071	$752

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

Notes to the Financial Statements

October 31, 2011 and 2010

(unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at October 31, 2011 or 2010.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at October 31, 2011 and had no source of debt or equity financing.

While the Company is attempting to generate additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management believes that the actions presently being taken to further implement its business plan and generate additional revenues provide the opportunity for the Company to continue as a going concern.While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The Company’s ability to continue as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

In August 2011, the Company sold 1,200,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the SEC on August 18, 2011 to settle consulting and professional fees of $12,000. The expenses of $12,000 are included in General and administrative expenses for the three months ended October 31, 2011.

There are 11,500,000 shares of common stock outstanding at October 31, 2011.

NOTE 5 – PRINCIPAL CUSTOMER

One customer, which is not related to the Company, comprised all of the Company's revenue in each of the fiscal periods ended October 31, 2011 and 2010. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If the Company lost that customer, or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President who incurs no incremental costs as a result of the Company using the space. Therefore, she does not charge for its use. The Company’s President also provides all the vacuum and buffing equipment used by the Company. Her compensation is assumed to cover the use of the office and equipment and supplies. There is no written lease agreement, and no obligation for her to continue this arrangement.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from November 1, 2011 through December 19, 2011, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose

Item 2. NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2011 and 2010 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. To maintain operations as a going concern, we are keeping day-to-day operating costs to a minimum and seeking leads for new revenue opportunities. We hope that being a public company will provide us with additional credibility to help our efforts. However, no assurances can be given that we will have any success in our efforts or will remain as a going concern.

At October 31, 2011, we provide commercial cleaning services to one commercial building. We have provided the same level and range of cleaning services for this building for three nights a week during each of the fiscal periods ended October 31, 2011 and 2010. We have not provided any other significant services during that two-year period of time. Therefore, our business operations are virtually identical during each period. Going forward, we will market our services directly to building owners and managers. At times in the past, we have also done “make ready” projects that prepared buildings or offices to be ready for immediate occupancy after construction crews have completed their work. In these cases, we entered a project as soon as the construction crews finished their work and cleaned the facility completely to enable a tenant to move in and start work. However, the current economic climate has seen construction of new and renovation of old office facilities at extremely low levels meaning that there is currently an extremely low potential current demand for “make ready” services. We will not consider competing for these types of engagements until and unless the number of construction and renovation projects increases significantly. If the construction market improves, of which there can be no assurance, the Company will market its “make ready” services to construction contractors and subcontractors.

A summary of operations for the three months ended October 31, 2011 and 2010 follows:

	2011	2010

REVENUES	$2,111	$2,461

OPERATING EXPENSES
General and administrative	12,750	500
Compensation	1,959	2,653

TOTAL OPERATING EXPENSES	14,709	3,153

NET LOSS	$(12,598)	$(692)

All of the revenues in both periods were earned from services to one customer. The work that is provided to this customer, which is not related to us, is performed under verbal agreements that could be terminated at any time. If we lost that customer for any reason, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

Operating expenses relate to various professional fees. In August 2011, the Company sold 1,200,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on August 18, 2011 to settle consulting and professional fees expenses of $12,000. The expenses of $12,000 are included in the General and administrative expenses for the period ended October 31, 2011.

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

Other

As a corporate policy,we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

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

Recent Accounting Pronouncements

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  The financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We do not yet have a basis to determine whether our business will be seasonal.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of October 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

EBS has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

EBS has virtually no financial resources. We have negative working capital and a stockholders’ deficit of $(6,029) at October 31, 2011. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

One customer, which is not related to us, comprised 100% of our revenue in each of the fiscal periods ended October 31, 2011 and 2010. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If we lost that customer, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

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

Our shares will be considered a “penny stock.”  Rule 3a51-1 of the Exchange Act establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification will severely and adversely affects any market liquidity for our common stock.

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

Of the total 11,500,000 shares outstanding, 10,300,000 of our common stock are owned by our president (10,000,000) and a director (300,000) and may be soldby them pursuant to the limitations of Rule 144.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exclusive Building Services, Inc.
(Registrant)

/s/ Patricia G. Skarpa
Patricia G. Skarpa
Title: President and Chief Financial Officer

December 19, 2011