Form 10-Q
period 2012-01-31
EXCLUSIVE BUILDING SERVICES, INC
filed 2012-03-14
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

      .TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

 Yes       ..No   X .     .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:359,375,000 shares of Common Stock, as of February 29, 2012.

EXCLUSIVE BUILDING SERVICES, INC.

FORM 10-Q

January 31, 2012

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

 EXCLUSIVE BUILDING SERVICES, INC.

BALANCE SHEETS

JANUARY 31, 2012 and JULY 31, 2011

(Unaudited)

ASSETS	January 31, 2012	July 31, 2011
Current Assets
Cash	$859	$919
Total Current Assets	859	919

TOTAL ASSETS	$859	$919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$10,776	$6,350
Total Current Liabilities	10,776	6,350

Total Liabilities	10,776	6,350

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 359,375,000 and 321,875,000 shares, respectively, issued and outstanding	359,375	321,875
Par value of common shares issued in excess of paid-in capital	(337,075)	(311,575)
Paid in capital	22,300	10,300
Accumulated deficit	(32,217)	(15,731)
Total Stockholders’ (Deficit)	(9,917)	(5,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$859	$919

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY31, 2012 AND 2011

(unaudited)

	2012	2011

REVENUES	$2,114	$2,111

OPERATING EXPENSES
General and administrative	3,711	676
Compensation	2,291	2,116

TOTAL OPERATING EXPENSES	6,002	2,792

NET LOSS	$(3,888)	$(681)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	359,375,000	321,875,000

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011

(unaudited)

	2012	2011

REVENUES	$4,225	$4,572

OPERATING EXPENSES
General and administrative	16,461	1,176
Compensation	4,250	4,769

TOTAL OPERATING EXPENSES	20,711	5,945

NET LOSS	$(16,486)	$(1,373)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	355,910,313	321,875,000

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2012 AND 2011

(unaudited)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,486)	$(1,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	12,000	-
Changes in assets and liabilities:
Increase in accrued expenses	4,426	500
Cash Flows (Used in) Operating Activities	(60)	(873)

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(60)	(873)
Cash, beginning of period	919	944
Cash, end of period	$859	$71

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

Notes to the Financial Statements

January 31, 2012 and 2011

(unaudited)

NOTE 1 – ORGANIZATION

Exclusive Building Services, Inc. (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 312,500,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been operating continuously as a DBA since February 1997, and 9,375,000 shares to Hallie Beth Skarpa, its other director, for services rendered. These services, involving the incorporation and planning, were valued at $10,300. All numbers of shares give retroactive effect to a 31.25 for 1 forward split of shares approved by the Board on February 29, 2012. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa. The day-to-day operations of the Company did not change as a result of the change in legal structure.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at January 31, 2012 or 2011.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at January 31, 2012 and had no source of debt or equity financing.

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

NOTE 4 – SHARE CAPITAL

In August 2011, the Company issued 37,500,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the SEC on August 18, 2011 to settle consulting and professional fees of $12,000. The expenses of $12,000 are included in General and administrative expenses for the six months ended January 31, 2012.

There are 359,375,000 shares of common stock outstanding at January 31, 2012 after giving retroactive effect to the 31.25 for 1 forward split described below..

In February 2012, the Company approved a 31.25 for 1 forward split of its common stock effective March 17, 2012, after which there will be 359,375,000 shares of common stock outstanding. The Company also increased the number of authorized shares to 500,000,000. All disclosures of numbers of shares give retroactive effect to this forward split. The earnings per share and the weighted average number of shares disclosed in the financial statements have been retroactively restated in accordance with SFAS 128.

NOTE 5 – PRINCIPAL CUSTOMER

One customer, which is not related to or affiliated with the Company, comprised all of the Company's revenue in each of the fiscal periods ended January 31, 2012 and 2011. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If the Company lost that customer, or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from February 1, 2012 through March 13, 2012, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose other than the forward split of its common shares disclosed in Note 4.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Operations

We were founded as an unincorporated DBA in February 1997 and were incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 312,500,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been operating continuously as an unincorporated DBA since February 1997, and 9,375,000 shares to Hallie Beth Skarpa, our other director, for services rendered. These services involving the incorporation planning were valued at $10,300. HallieBeth Skarpa is the daughter of Patricia G. Skarpa. The day-to-day operations of the Company did not change as a result of the change in legal structure.

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

At January 31, 2012, we provide commercial cleaning services to one commercial building. We have provided the same level and range of cleaning services for this building for three nights a week during each of the fiscal periods ended January 31, 2012 and 2011. We have not provided any other significant services during that two-year period of time. Therefore, our business operations are virtually identical during each period. Going forward, we will market our services directly to building owners and managers. At times in the past, we have also done “make ready” projects that prepared buildings or offices to be ready for immediate occupancy after construction crews have completed their work. In these cases, we entered a project as soon as the construction crews finished their work and cleaned the facility completely to enable a tenant to move in and start work. However, the current economic climate has seen construction of new and renovation of old office facilities at extremely low levels meaning that there is currently an extremely low potential current demand for “make ready” services. We will not consider competing for these types of engagements until and unless the number of construction and renovation projects increases significantly. If the construction market improves, of which there can be no assurance, the Company will market its “make ready” services to construction contractors and subcontractors.

A summary of operations for the six months ended January 31, 2012 and 2011follows:

	2012	2011

REVENUES	$4,225	$4,572

OPERATING EXPENSES
General and administrative	16,461	1,176
Compensation	4,250	4,769

TOTAL OPERATING EXPENSES	20,711	5,945

NET LOSS	$(16,486)	$(1,373)

All of the revenues in both periods were earned from services to one customer. The work that is provided to this customer, which is not related to or affiliated with us, is performed under verbal agreements that could be terminated at any time. If we lost that customer for any reason, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

Operating expenses relate to various professional fees. In August 2011, the Company issued 37,500,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on August 18, 2011 to settle consulting and professional fees expenses of $12,000. The expenses of $12,000 are included in the General and administrative expenses for the six-month period ended January 31, 2012. Substantially all other general and administrative costs relate to professional fees.

All compensation was paid to our President. Compensation includes the cost of her providing equipment and cleaning materials. There is no formal employment arrangement with Ms. Skarpa at this time. Ms. Skarpa’s compensation has not been fixed or based on any percentage calculations. All compensation has been paid in cash and was based on the amount of cash available to pay compensation after other expenses had been paid. She will make all decisions determining the amount and timing of her compensation and, for the immediate future, will receive the level of compensation each month that permits us to meet our obligations. Ms. Skarpa’s compensation amounts will be formalized if and when her annual compensation exceeds $150,000.

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

As of January 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was effective.

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

EBS has virtually no financial resources.We have negative working capital and a stockholders’ deficit at January 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

4.

Substantially all of our revenues currently are derived from services to one unaffiliated customer. If that customer is lost, we would have no revenue and operations may cease.

One customer, which is not related to or affiliated with us, comprised 100% of our revenue in each of the fiscal periods ended January 31, 2012 and 2011. The work that is provided to this customer is performed under verbal agreements that could be terminated at any time. If we lost that customer, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (500,000,000 shares) but unissued (140,625,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

We have been granted a trading symbol (EXBS). However, there is and there has never been any established trading market for our common stock. There is currently no established public market whatsoever for our securities.

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

We plan to try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

A significant portion of the presently outstanding shares of common stock (321,875,000 shares) is considered "restricted securities" as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. Rule 144 provides in essence that a person who is not an affiliate and has held restricted securities for a prescribed period of at least six months if purchased from a reporting issuer or 12 months (as is the case herein) if purchased from a non-reporting Company, may, under certain conditions, sell all or any of his/her shares without volume limitation, in brokerage transactions. Affiliates, however, may not sell shares in excess of 1% of the Company’s outstanding common stock each three months. As a result of revisions to Rule 144 which became effective on February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for the aforementioned prescribed period of time. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Of the total 359,375,000 shares outstanding, 321,875,000 of our common stock are owned by our president (312,500,000) and a director (9,375,000) and may be sold by them pursuant to the limitations of Rule 144.

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

March 13, 2012