Form 10-Q
period 2012-04-30
EXCLUSIVE BUILDING SERVICES, INC
filed 2012-06-18
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

.      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

EXCLUSIVE BUILDING SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-170393	27-3566307
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

5137 E. Armor St., Cave Creek, AZ 85331

(Address of principal executive office)

602.326.8290

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

Yes      . No   X  .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 94,150,000 shares of Common Stock as of May 29, 2012.

EXCLUSIVE BUILDING SERVICES, INC.

FORM 10-Q

April 30, 2012

PART I - FINANCIAL INFORMATION

Item 1.Financial statements

EXCLUSIVE BUILDING SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2012 AND JULY 31, 2011

(Unaudited)

ASSETS	April 30, 2012	July 31, 2011
Current Assets
Current assets of discontinued operation	$-	$919
Total Current Assets	-	919

TOTAL ASSETS	$-	$919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$16,154	$6,350
Total Current Liabilities	16,154	6,350

Total Liabilities	16,154	6,350

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 93,750,000 and 321,875,000 shares, respectively, issued and outstanding	93,750	321,875
Additional Paid-in Capital	(72,309)	(311,575)
Retained earnings from discontinued operations	6,944	6,969
Accumulated deficit	(44,539)	(22,700)
Total Stockholders’ (Deficit)	(16,154)	(5,431)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$-	$919

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011

(Unaudited)

	2012	2011
CONTINUING OPERATIONS:
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	5,378	350
Compensation	-	-

TOTAL OPERATING EXPENSES	5,378	350

LOSS FROM CONTINUING OPERATIONS	(5,378)	(350)

DISCONTINUED OPERATION - net	-	966

NET INCOME (LOSS)	$(5,378)	$616

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	259,027,778	321,875,000

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO APRIL 30, 2012

(Unaudited)

	2012	2011	Period from inception (Feb 28, 1997) to April 30, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	21,839	1,526	44,539
Compensation	-	-	-

TOTAL OPERATING EXPENSES	21,839	1,526	44,539

LOSS FROM CONTINUING OPERATIONS	(21,839)	(1,526)	(44,539)

DISCONTINUED OPERATION - net	(25)	769	6,944

NET LOSS	$(21,864)	$(757)	$(37,595)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	313,822,993	321,875,000

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO APRIL 30, 2012

(Unaudited)

		Common Stock Amount	Additional Paid-in Capital	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
	Common Stock
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	$-	$10,300
Net income (loss) inception Through July 31, 2011	-	-	-	6,969	(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)	6,969	(22,700)	(5,431)
Sale of common stock in August 2011	37,500,000	37,500	(25,500)	-	-	12,000
Return of shares to Treasury	(265,625,000)	(265,625)	264,766	-	-	(859)
Loss for period	-	-	-	(25)	(21,839)	(21,864)
Balance, April 30, 2012	93,750,000	$93,750	$(72,309)	$6,944	$(44,539)	$(16,154)

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO APRIL 30, 2012

(Unaudited)

	2012	2011	Period from inception (Feb 28, 1997) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(21,864)	$(757)	$(37,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	12,000	-	22,300

Changes in assets and liabilities:
Increase in accrued expenses	9,804	850	16,154
Cash Flows Provided by (Used in) Operating Activities	(60)	93	859

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Retirement of shares	(859)	-	(859)

NET INCREASE (DECREASE) IN CASH	-	93	-
Cash, beginning of period	919	944	-
Cash, end of period	$-	$1,037	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

EXCLUSIVE BUILDING SERVICES, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2012 and 2011

(unaudited)

NOTE 1 – ORGANIZATION

Exclusive Building Services, Inc. (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 312,500,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been providing commercial cleaning services to office buildings of 10,000 to 15,000 square feet in Harris County, TX (part of the Metropolitan Houston area) since February 1997, and 9,375,000 shares to Hallie Beth Skarpa, its other director, for services rendered. These services, involving the incorporation and planning, were valued at $10,300. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa.

On March 26, 2012, the Company entered into a Spinoff Agreement with Patricia G. Skarpa and Hallie Beth Skarpa, who were its officers and directors, as well as its largest shareholders, under which the Company agreed to sell all of the assets relating to the segment of its business that provided commercial cleaning services to office buildings in exchange for all of the liabilities, as defined, of the commercial cleaning business and the return by Patricia G. Skarpa and Hallie Beth Skarpa of an aggregate of 265,625,000 shares of the Company’s common stock. As a result of the Spinoff Agreement the Company ceased to be engaged in providing commercial cleaning services to office buildings.

On March 26, 2012, Patricia G. Skarpa and Hallie Beth Skarpa entered into agreements with Toby McBride and Michael Jay Holley, officers of TO, under which they agreed to sell 28,125,000 shares of common stock to each (or an aggregate of 56,250,000 shares. After the return of the 265,625,000 shares of common stock to treasury described above, Messrs. McBride and Holley own approximately 58% of our issued and outstanding common shares.

On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012.

TO has now entered into an exclusive license agreement with Dethrone Royalty, Inc. giving TO the right to use the Dethrone Trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages.

The officers have formulas that will be used for the initial products that are planned. They have undertaken efforts to raise the financing necessary to manufacture the initial products using outside contractors and implement marketing programs. The initial amount that will be sought is approximately $300,000, although no assurances can be given as to the likelihood or timing of raising the needed funds.

TO is currently in negotiations with two production facilities but no agreement has been executed as yet.

The Company has determined that as a result of the discontinuance of janitorial service operations and entering into the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages, it has re-entered the development stage as defined by Section 915-10-20 of the FASB Accounting Standards Codification. Accordingly, financial statement disclosures included in these financial statements include inception to date information. The Company has presented the accumulated deficit on the balance sheet through April 30, 2012 as deficit accumulated from discontinued operations.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at April 30, 2012 or 2011.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), the Company reported the results of its commercial cleaning services as a discontinued operation. The results of operations of business dispositions are   segregated from continuing operations and reflected as discontinued operations in current and prior periods. The application of the principle is discussed in Note 5, Discontinued Operation.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at April 30, 2012 and had no source of debt or equity financing.

While the Company is emphasizing a new product line involving the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages, there are uncertainties as to whether the Company will obtain sufficient financing to introduce and distribute the planned product or, if distributed, there will be sufficient market demand for the products.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

In February 2012, the Company increased the number of authorized shares to 500,000,000 and approved a 31.25 for 1 forward split of its common stock effective March 17, 2012, after which there were 359,375,000 shares of common stock outstanding. All share and per share disclosures give retroactive effect to this forward split.

On March 26, 2012, Patricia G. Skarpa and Hallie Beth Skarpa entered into agreements with Toby McBride and Michael Jay Holley, officers of TO, under which they agreed to sell 28,125,000 shares of common stock to each (or an aggregate of 56,250,000 shares. After the return of the 265,625,000 shares of common stock to treasury described in Note 1, above, Messrs. McBride and Holley own approximately 58% of our issued and outstanding common shares.

On May 4, 2012, the Company sold 400,000 newly-issued restricted shares of common stock for $50,000 ($0.125 per share). After these shares were issued, there were 94,150,000 shares outstanding.

NOTE 5 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from May 1, 2012 through June 15, 2012, the date of issuance of the financial statements and has determined it does not have any material subsequent events to disclose other than the raise of $50,000 disclosed in Note 4 above.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2012, the Company approved a 31.25 for 1 forward split of its common stock effective March 17, 2012, All share and per share disclosures give retroactive effect to this forward split.

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2011 and 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern.

Operations

The Company was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The Company had been providing commercial cleaning services to office buildings of 10,000 to 15,000 square feet in Harris County, TX (part of the Metropolitan Houston area) since February 1997.

On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012.

TO has now entered into an exclusive license agreement with Dethrone Royalty, Inc. giving TO the right to use the Dethrone Trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages.

The License Agreement with Dethrone Royalty, Inc. is for five years and requires payments as follows:

Year	Royalty
1	12% of Gross Profit
2	$50,000 plus 8% of Gross Profit
3	$100,000 or 6% of Gross profit, whichever is higher
4	$150,000 or 6% of Gross profit, whichever is higher
5	$200,000 or 6% of Gross profit, whichever is higher

The License Agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which, if not attained by TO, gives Dethrone Royalty, Inc. the right to terminate the License Agreement. These minimums are as follows:

Year	Minimum Sales
1	$ -0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

The License Agreement with Dethrone Royalty, Inc. also requires TO to maintain various liability insurance coverage.

The three officers have formulas that will be used for the initial products that are planned. They have undertaken efforts to raise the financing necessary to manufacture the initial products using outside contractors and implement marketing programs. The initial amount that will be sought is approximately $300,000, although no assurances can be given as to the likelihood or timing of raising the needed funds. The initial funds will be used for:

•

Production of bottles, labels and caps,

•

Purchase of inventory needed for beverage content,

•

Marketing materials,

•

Travel and business expenses, and

•

Shipping costs of our first orders.

TO is currently in negotiations with two production facilities but no agreement has been executed as yet. It is also in negotiation with distributors in each area of the United States.

On March 26, 2012, the Company entered into a Spinoff Agreement with Patricia G. Skarpa and Hallie Beth Skarpa, who were its officers and directors, as well as its largest shareholders, under which the Company agreed to sell all of the assets relating to the segment of its business that provided commercial cleaning services to office buildings in exchange for all of the liabilities, as defined, of the commercial cleaning business and the return by Patricia G. Skarpa and Hallie Beth Skarpa of an aggregate of 265,625,000 shares of the Company’s common stock. As a result of the Spinoff Agreement the Company ceased to be engaged in providing commercial cleaning services to office buildings.

Liquidity

We do not have any liquid resources. We will seek the needed funding to commence the manufacture and distribution of sports performance or energy drinks from former business associates and private investors referred to us by business associates and professional advisors.

We will attempt to raise approximately $300,000 to help get the beverage business started. We will work with contacts of our management and professionals who known to management to raise the needed funds. On May 4, 2012, we sold 400,000 newly-issued restricted shares of common stock for $50,000 ($0.125 per share). No assurances can be given as to the likelihood, terms or timing of raising the full amount of needed funds.

We are a public company and, as such, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required.

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

As of April 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was effective.

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

EBS has virtually no financial resources. We have negative working capital and a stockholders’ deficit at April 30, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2011 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

EBS is and will continue to be completely dependent on the services of our senior officers, Toby McBride and Michael Jay Holley, the loss of whose services may cause our business operations s currently contemplated to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

EBS’ operations and business strategy are completely dependent upon the knowledge and business connections of Toby McBride and Michael Jay Holley. They are under no contractual obligation to remain employed by us. If either or both should choose to leave us for any reason or if either becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Messrs. McBride and Holley or an appropriate replacement(s).

We intend to acquire key-man life insurance on the lives of Messrs. McBride and Holley naming us as the beneficiary when and if we obtain the resources to do so and if they are insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Many of our likely competitors have significantly greater financial and marketing resources than do we.

Many of our likely competitors have significantly greater financial and marketing resources than do we. Many of these competitors have sophisticated management, are in a position to purchase inventory at the lowest prices and have the ability to advertise in a wide variety of media, including television. There are no assurances that our brand will be successful.

4.

Our license agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which must be met. If we lost that License Agreement, our operations as currently planned are likely to fail

Our License Agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which, if not attained, gives Dethrone Royalty, Inc. the right to terminate the License Agreement.  We will market our products very aggressively, but there are no assurances that we will be successful in meeting the targets set forth in the License Agreement. If we lost that License Agreement, our operations as currently planned are likely to fail.

5.

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

6.

Toby McBride and Michael Jay Holley, our principal officers, have no significant experience managing a public company and no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis will be dependent to a significant degree upon others.

Messrs. McBride and Holley have no significant experience managing a public company and no meaningful financial reporting education or experience. They are and will be heavily dependent on engaging and dealing with outside professional advisors, primarily lawyers and financial advisors/accountants who are and will not be affiliated with our independent auditors. We have no formal arrangements with professionals and cannot provide any assurances that we will be able to establish arrangements with professionals on terms or costs that are acceptable or affordable to us.

7.

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

8.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president over operations and business decisions.

We have only two directors, who are also our principal executive officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives her significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

9.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (500,000,000 shares) but unissued (405,850,000 shares). In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

10.

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

11.

Our two principal officers control all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Messrs. McBride and Holley have a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and her compensation level, without the approval of other shareholders. Their decisions may not be in the best interests of other shareholders.

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

20.

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

21.

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

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1  Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1  Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exclusive Building Services, Inc.
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

June 18, 2012