Form 10-K
period 2012-07-31
DETHRONE ROYALTY HOLDINGS, INC.
filed 2012-10-29
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-170393

DETHRONE ROYALTY HOLDINGS, INC. (formerly EXCLUSIVE BUILDING SERVICES, INC.)
(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3566307
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
5137 E. Armor St. Cave Creek, AZ	85331

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 602.326.8290

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

Yes      . No   X  .

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  October 26, 2012 was approximately $6,417,500 (based on the closing price reported on date closest to October 26, 2012 when trading took place on the OTCBB of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of October 26, 2012 the number of outstanding shares of the registrant's Common Stock was 94,150,000.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

DETHRONE ROYALTY HOLDINGS, INC.

TABLE OF CONTENTS

	PART I
ITEM 1	BUSINESS	4

ITEM 1A	RISK FACTORS	8

ITEM 1B	UNRESOLVED STAFF COMMENTS	13

ITEM 2	PROPERTIES	13

ITEM 3	LEGAL PROCEEDINGS	13

ITEM 4	MINE SAFETY DISCLOSURES	13
	PART II
ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	12

ITEM 6	SELECTED FINANCIAL DATA	14

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

ITEM 9A	CONTROLS AND PROCEDURES	17

ITEM 9B	OTHER INFORMATION	17
	PART III
ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	18

ITEM 11	EXECUTIVE COMPENSATION	20

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	21

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	22

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	22
	PART IV
ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	23

PART I

Explanatory Note

This Annual Report on Form 10-K of Dethrone Royalty Holdings, Inc. (referred to as the “Company,” “we” or “us”) (formerly Exclusive Building Services, Inc.) includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

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

Item 1.

BUSINESS

We were founded as an unincorporated DBA in February 1997 and were incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 312,500,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been operating continuously as a DBA since February 1997, and 9,375,000 shares to Hallie Beth Skarpa, our other director, for services rendered. These services involving the incorporation planning were valued at $10,300. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa. The day-to-day operations of the Company did not change as a result of the change in legal structure.

On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012. TO changed its legal name to Dethrone Beverage, Inc. (“DB”) in September 2012.

DB has now entered into an exclusive license agreement with Dethrone Royalty, Inc. (the “License Agreement”) giving DB the right to use the Dethrone trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages.

The License Agreement with Dethrone Royalty, Inc. is for five years and requires payments as follows:

Year	Royalty
1	12% of Gross Profit
2	$50,000 plus 8% of Gross Profit
3	$100,000 or 6% of Gross profit, whichever is higher
4	$150,000 or 6% of Gross profit, whichever is higher
5	$200,000 or 6% of Gross profit, whichever is higher

The License Agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which, if not attained by DB, gives Dethrone Royalty, Inc. the right to terminate the License Agreement. These minimums are as follows:

Year	Minimum Sales
1	$ -0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

The License Agreement with Dethrone Royalty, Inc. also requires DB to maintain various liability insurance coverage.

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

•

Production of bottles, labels and caps,

•

Purchase of inventory needed for beverage content,

•

Marketing materials,

•

Travel and business expenses, and

•

Shipping costs of our first orders.

Spinoff and Related Matters

On March 26, 2012, the Company entered into an agreement with Patricia G. Skarpa and Hallie Beth Skarpa (the “Agreement”), who were the Company’s officers and directors, as well as the largest shareholders, under which the Company agreed to sell all of the assets relating to the segment of its business that provided commercial cleaning services to office buildings in exchange for all of the liabilities, as defined, of the commercial cleaning business and the return by Patricia G. Skarpa and Hallie Beth Skarpa of an aggregate of 265,625,000 shares of the Company’s common stock. As a result of the Agreement the Company ceased to be engaged in providing commercial cleaning services to office buildings, and the commercial cleaning operations became a discontinued operation for financial reporting purposes.

On March 26, 2012, Patricia G. Skarpa and Hallie Beth Skarpa entered into agreements with Toby McBride and Michael Jay Holly under which they agreed to sell 28,125,000 shares of common stock to each (or an aggregate of 56,250,000 shares).  The Company did not receive any proceeds from the sale of these shares.

Concurrent with the execution of the Spinoff Agreement described above, the Board of Directors elected Toby McBride and Michael J. Holly as Directors. Mr. McBride was also appointed as President and Chief Executive Officer, and Mr. Holly was appointed Vice President and Secretary.

Toby McBride, 44, has over 18 years of experience in the beverage industry. He has been involved in the launch of product brands, Sobe, Arizona Iced Tea and Xyience. He began his career with Whole Foods as a National Buyer and left Whole Foods to join Sobe.

Michael Holley, 37, has been in the beverage industry for over 16 years. He has been involved in the launch of product brands, Arizona Iced Tea and Xyience. He began his career in the wine and spirits industry launching new products and calling on key accounts.

Messrs. Holley and McBride each devote 100% of their time to the Company.

Upon electing Messrs. McBride and Holly to the Board of Directors, Patricia G. Skarpa and Hallie Beth Skarpa each resigned their positions as officers and directors effective immediately. The resignations of Patricia G. Skarpa and Hallie Beth Skarpa were not in connection with any known disagreement with us on any matter.

Current Status

We plan on distributing our product for the first time in November 2012. Initially we will have two flavors of one product and will distribute in California to 7-11's, gas stations, grocery stores and gyms. We are in disccussions to work with five beverge manufacturers and several companies for packaging materials. We will ship product to distribtors with net 30 day payment terms.

We have also entered into an agreement with Dethrone Royalty, Inc. which:

•

Enables us to change our corporate name to Dethrone Royalty Holdings, Inc. (DRH), which we did in September 2012.

•

Have the right to match any offer that Dethrone Royalty, Inc. receives to be acquired.

•

Dethrone Royalty, Inc. and the Company will create links to each other’s websites.

•

Dethrone Royalty, Inc. will produce and distribute lines of shirts/clothing for each sports figure signed as endorsers by the Company and market the shirts through its normal distribution channels. The Company will receive commissions equal to 12.5% of the net sales generated by these shirts.

We have also entered into letters of intent with several professional sports personalities, including; Jonathan Quick, Demarious Thomas, Michael Goldberg, Aldon Smith, Pablo Sandoval, Haloti Ngata and Matt Molson, to represent us by endorsing our products. If they and/or others execute agreements consistent with the letters of intent, they will be compensated by issuances of restricted shares of our common stock.

DETHRONE
PACESETTER PERSONNEL SERVICES
NEED TEMPORARY LABOR?
ALDON SMITH
HYDRATION
HIGH PERFORMANCE BEVERAGE
DETHRONE
ENGINEERED EXCLUSIVELY FOR TAKING OVER
HYDRATION
HIGH PERFORMANCE BEVERAGE
DETHRONE
ENGINEERED EXCLUSIVELY FOR TAKING OVER

Competition

Most of our competitors, which include well-known companies and established brands like Gatorade, have significantly greater financial and marketing resources than do we. We will compete in the marketplace using the name recognition of the athletes who endorse our beverages and the taste of the beverage

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks except the license to use the “Dethrone” name.

Employees

At July 31, 2012, we had two employees, Toby McBride and Michael J. Holly , who each devote fulltime to us. There are no written employment contracts or agreements with Messrs. McBride and Holly.

Contractors and vendors will be used by us to conduct the manufacturing and distribution aspects of our business.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

DRH has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

DRH has virtually no financial resources. We have negative working capital and a stockholders’ deficit at July 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

DRH is and will continue to be completely dependent on the services of our senior officers, Toby McBride and Michael Jay Holley, the loss of whose services may cause our business operations currently contemplated to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

DRH’s operations and business strategy are completely dependent upon the knowledge and business connections of Toby McBride and Michael Jay Holley. They are under no contractual obligation to remain employed by us. If either or both should choose to leave us for any reason or if either becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Messrs. McBride and Holley or an appropriate replacement(s).

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

10.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Messrs. McBride and Holley own a significant majority of outstanding shares. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

11.

Our two principal officers control all corporate activities and can approve all transactions, including mergers, without the approval of other shareholders.

Messrs. McBride and Holley have a sufficient number of shares to control all corporate activities and can approve transactions, including possible mergers, issuance of shares and r compensation levels, without the approval of other shareholders. Their decisions may not be in the best interests of other shareholders.

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

We have been granted a trading symbol (DRHC). However, there is and there has never been any established trading market for our common stock. There is currently no established public market whatsoever for our securities.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 5137 E. Armor St., Cave Creek, AZ 85331. The space is provided to us by Mr. Holley. Mr. Holley incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending or, to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

In February 2012, the Company approved a 31.25 for 1 forward split of its common stock effective March 17, 2012, All share and per share disclosures give retroactive effect to this forward split.

There is not a consistently active market for the shares of our common stock. The trading symbol for our common stock is DRHC. There can be no assurance that a liquid market will develop in the foreseeable future.

We are trying, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

At the time of incorporation in Nevada, the Company issued 312,500,000 shares of its common stock to its President in exchange for the business of the DBA and for costs and services incurred upon incorporation and issued 9,375,000 shares to its other director for services rendered.

In August 2011, the Company sold 37,500,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on August 18, 2011 to settle consulting and professional fees of $12,000.

On March 26, 2012, the Company entered into a Spinoff Agreement with Patricia G. Skarpa and Hallie Beth Skarpa, who were the Company’s officers and directors, as well as its largest shareholders, under which the Company agreed to sell all of the assets relating to the segment of its business that provided commercial cleaning services to office buildings in exchange for all of the liabilities, as defined, of the commercial cleaning business and the return by Patricia G. Skarpa and Hallie Beth Skarpa of an aggregate of 265,625,000 shares of the Company’s common stock. As a result of the Spinoff Agreement the Company ceased to be engaged in providing commercial cleaning services to office buildings.

On March 26, 2012, Patricia G. Skarpa and Hallie Beth Skarpa entered into agreements with Toby McBride and Michael Jay Holley, officers of TO, under which they agreed to sell 28,125,000 shares of common stock to each (or an aggregate of 56,250,000 shares. The Company did not receive any proceeds from the sale of these shares.

On May 4, 2012, the Company sold 400,000 newly-issued restricted shares of common stock for $50,000 ($0.125 per share). After these shares were issued there were 94,150,000 shares outstanding.

In June and July 2012, the Company sold an aggregate of 610,415 restricted shares of common stock for $61,361. As of July 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is reported in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

As of the close of business on July 31, 2012, there were 40 stockholders of record of our common stock, and 94,150,000 shares were issued and outstanding. In August 2012 , the Company sold an aggregate of 670,000 restricted shares of common stock for $100,000.

No underwriter participated in the issuance of our shares, and no underwriting discounts or commissions were paid to anyone.

Item 6.

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2012 and 2011 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern.

Operations

A detailed description of our operating history is set forth under BUSINESS.

A summary of operations for the fiscal years ended July 31, 2012 and 2011 follows:

	2012	2011

REVENUES	$-	$-

OPERATING EXPENSES
General, administrative and other	49,820	3,526
Marketing	5,863	-
Product development	45,413	-
Compensation	20,000	-

TOTAL OPERATING EXPENSES	121,096	3,526

LOSS FROM CONTINUING OPERATIONS	(121,096)	(3,526)

DISCONTINUED OPERATION - net	(25)	651

NET LOSS	$(121,121)	$(2,875)

General, administrative and other expenses consist of professional fees, office supplies and travel expenses relating to the introduction of the new product line.

Marketing costs relate to the costs of press releases and meetings with individuals considered important to the marketplace introduction of our new product line.

Product development costs consist of costs for planning for product packaging, samples and similar introductory costs.

All compensation was paid to Messrs. Holley and McBride.

Other

As a corporate policy, we will incur few cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity

Private capital has been sought from former business associates of our two officers or private investors referred to us by those business associates.

On May 4, 2012, the Company sold 400,000 newly-issued restricted shares of common stock for $50,000 ($0.125 per share). After these shares were issued there were 94,150,000 shares outstanding.

In June and July 2012, the Company sold an aggregate of 610,415 restricted shares of common stock for $61,361. As of July 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is reported in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

In August 2012 , the Company sold an aggregate of 670,000 restricted shares of common stock for $100,000.

We will continue to seek financing as necessary but cannot give any assurances that we will be successful in doing so.

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

Item 8.

FINANCIAL STATEMENTS

Our consolidated financial statements as of July 31, 2012 and the fiscal year then ended start on page 29.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report.  In making its assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Toby McBride	44	CEO, principal executive officer, treasurer, chairman, principal financial officer and principal accounting officer
Michael Holley	37	President and director

Toby McBride has over 18 years of experience in the beverage industry. He has been involved in the launch of product brands, Sobe, Arizona Iced Tea and Xyience. He began his career with Whole Foods as a National Buyer and left Whole Foods to join Sobe.

Michael Holley has been in the beverage industry for over 16 years. He has been involved in the launch of product brands, Arizona Iced Tea and Xyience. He began his career in the wine and spirits industry launching new products and calling on key accounts.

Possible Potential Conflicts

The OTCBB on which our shares of common stock are quoted does not currently have any director independence requirements.

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

Currently we have only two officers and directors and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on August 31, 2013. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

Except as described below, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of DRH:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

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

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the DRH board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by DRH for any expenses incurred in attending directors' meetings provided that DRH has the resources to pay these fees. DRH will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11 - EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended July 31, 2012 and 2011, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Toby McBride, CEO, CFO and Director	2012							10,000	10,000
Michael Holley, President and Director	2012	-	-	-	-	-	-	10,000	10,000
Patricia G. Skarpa, Former CEO, CFO and Director	2012	-	-	-	-	-	-	4,250	4,250
Patricia G. Skarpa,Former CEO, CFO and Director	2011	-	-	-	-	-	-	8,143	8,143

There is no formal employment arrangement with Messrs. McBride or Holley at this time. Their compensation is not been fixed or based on any percentage calculations. They will make all decisions determining the amount and timing of their compensation and, for the immediate future, will receive the level of compensation that permits us to have sufficient resources to meet our obligations. Their compensation amounts will be formalized if and when their annual cash compensation exceeds $150,000.

All compensation has been paid in cash and was based on the amount of cash available to pay compensation after other expenses had been paid. The compensation paid to Ms. Skarpa is included in Discontinued Operations in the accompanying financial statemenbts.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards. The Company has never issued these types of awards.

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options,

Outstanding Equity Awards at Fiscal Year-End Table

No equity award arrangements have ever been awarded or granted by the Company. However, we have also entered into letters of intent with several professional sports personalities, Jonathan Quick, Demarious Thomas, Aldon Smith, Pablo Sandoval and Matt Mulson, to represent us. If they and/or others execute agreements consistent with the letters of intent, they will be compensated by issuances of restricted shares of our common stock.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of September 20, 2012 we had 94,150,000 shares of common stock outstanding which are held by 40 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of September 20, 2012 ; of all directors and executive officers of DRH; and of our directors and officers as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class

Common	Toby McBride	28,125,000	29.87
Common	Michael Holley	28,125,000	29.87

	All Directors and Officers as a group (2 persons)	56,250,000	59.75

(a) The address for purposes of this table is the Company’s address which is 5137 E. Armor St., Cave Creek, AZ 85331.

(b) Unless otherwise indicated, DRH believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our office and mailing address is 5137 E. Armor St., Cave Creek, AZ 85331 . The space is provided to us by Mr Holley who incurs no incremental costs as a result of our using the space. Therefore, he does not charge us for its use. There is no written lease agreement.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $12,482 for the fiscal year ended July 31, 2012 with PMB Helin Donovan for audit services for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2012.

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

Dethrone Royalty Holdings, Inc

(Registrant)

By:  /s/ Toby McBride

Chief Executive Officer

October 29, 2012

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Dethrone Royalty Holdings, Inc

Cave Creek, Arizona

We have audited the accompanying consolidated balance sheets of Dethrone Royalty Holdings, Inc. (“the Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended and for the period from February 28, 2007 (“Inception”) to July 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dethrone Royalty Holdings, Inc. as of July 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended and for the period from Inception to July 31, 2012,  in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Dethrone Royalty Holdings, Inc. will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Dethrone Royalty Holdings, Inc. has not yet generated cash flow from operations and projected operating losses to be incurred during the next twelve months raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP

PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

October 26, 2012

DETHRONE ROYALTY HOLDINGS, INC.

(formerly Exclusive Building Services, Inc.)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JULY 31, 2012 AND 2011

ASSETS	July 31, 2012	July 31, 2011
Current Assets
Current assets of discontinued operation	$-	$919
Total Current Assets	-	919

TOTAL ASSETS	$-	$919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$4,050	$6,350
Total Current Liabilities	4,050	6,350

Liability for Issuable Common Stock	61,361	-

Total Liabilities	65,411	6,350

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 94,150,000 and 321,875,000 shares, respectively, issued and outstanding	94,150	321,875
Additional Paid-in Capital	(22,709)	(311,575)
Retained earnings from discontinued operations	6,944	6,969
Accumulated deficit	(143,796)	(22,700)
Total Stockholders’ (Deficit)	(65,411)	(5,431)

Total Liabilities and Stockholders’ Deficit	$-	$919

See accompanying notes to the consolidated financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(formerly Exclusive Building Services, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JULY 31, 2012 AND 2011

And for the Period from Inception (February 28, 1997) to July 31, 2012

	2012	2011	Period from inception (Feb 28, 1997) to July 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General, administrative and other	49,820	3,526	72,520
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000

TOTAL OPERATING EXPENSES	121,096	3,526	143,796

LOSS FROM CONTINUING OPERATIONS	(121,096)	(3,526)	(143,796)

DISCONTINUED OPERATION - net	(25)	651	6,944

NET LOSS	$(121,121)	$(2,875)	$(136,852)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	266,132,397	321,875,000

See accompanying notes to the consolidated financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(formerly Exclusive Building Services, Inc.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (February 28, 1997) through JULY 31, 2012

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Retained Earnings from Discontinued Operations		Accumulated Deficit	Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	S	-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-		-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-		-	10,300
Net loss	-	-	-	6,969		(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)	6,969		(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	-		-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-		-	(859)
Sale of common stock in May 2012	400,000	400	49,600	-		-	50,000
Net loss	-	-	-	(25)		(121,096)	(121,121)
Balance, July 31, 2012	94,150,000	$94,150	$(22,709,309)	$6,944		$(143,796)	$(65,411)

See accompanying notes to the consolidated financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(formerly Exclusive Building Services, Inc.)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JULY 31, 2012 AND 2011

And for the Period from Inception (February 28,1997) to July 31, 2012

	2012	2011	Period from inception (Feb 28, 1997) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(121,121)	(2,875)	$(136,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	12,000	-	22,300

Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(2,300)	2,850	4,050
Cash Flows Provided by (Used in) Operating Activities	(111,421)	(25)	(110,502)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	111,361	-	111,361
Retirement of shares	(859)	-	(859)
	110,502	-	110,502

NET INCREASE (DECREASE) IN CASH	(919)	(25)	-
Cash, beginning of fiscal year	919	944	-
Cash, end of fiscal year	$-	$919	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the consolidated financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(formerly Exclusive Building Services, Inc.)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

July 31, 2012 and 2011

NOTE 1 – ORGANIZATION

Dethrone Royalty Holdings, Inc. (formerly Exclusive Building Services, Inc.) (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 312,500,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been providing commercial cleaning services to office buildings of 10,000 to 15,000 square feet in Harris County, TX (part of the Metropolitan Houston area) since February 1997, and 9,375,000 shares to Hallie Beth Skarpa, its other director, for services rendered. These services, involving the incorporation and planning, were valued at $10,300. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa.

On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012. TO subsequently changed its name to Dethrone Beverage, Inc. (“DB”).

On March 26, 2012, the Company entered into anagreement with Patricia G. Skarpa and Hallie Beth Skarpa (the “Spinoff Agreement”), who were the Company’s officers and directors, as well as the largest shareholders, under which the Company agreed to sell all of the assets relating to the segment of its business that provided commercial cleaning services to office buildings in exchange for all of the liabilities, as defined, of the commercial cleaning business and the return by Patricia G. Skarpa and Hallie Beth Skarpa of an aggregate of 265,625,000 shares of the Company’s common stock. As a result of the Spinoff Agreement the Company ceased to be engaged in providing commercial cleaning services to office buildings.

 On September 2012, the Company changed its name from Exclusive Building Services, Inc. to Dethrone Royalty Holdings, Inc.

On March 26, 2012, Patricia G. Skarpa and Hallie Beth Skarpa entered into agreements with Toby McBride and Michael Jay Holley, officers of TO, under which they agreed to sell 28,125,000 shares of common stock to each (or an aggregate of 56,250,000 shares. The Company did not receive any proceeds from the sale of these assets.

The Company entered into an exclusive license agreement with Dethrone Royalty, Inc. giving the Company the right to use the Dethrone Trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages.

The officers have brought formulas to the Company that will be used for the initial products that are planned for initial shipment in November 2012.

The Company has also entered into letters of intent with several professional sports personalities to represent it by endorsing its products. If they and/or others execute agreements consistent with the letters of intent, they will be compensated by issuances of restricted shares of our common stock. Dethrone Royalty, Inc. will produce and distribute lines of shirts/clothing for each sports figure signed as endorsers by the Company and market the shirts through its normal distribution channels. The Company will receive commissions equal to 12.5% of the net sales generated by these shirts.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on July 31. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dethrone Beverage, Inc. All significant inter-company balances and transactions have been eliminated upon consolidation.

Development Stage Company

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

Discontinued Operation

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

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Loss per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of July 31, 2012 and 2011.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative working capital and a net stockholders’ deficit at July 31, 2012 and had no source of ongoing debt or equity financing.

The Company is emphasizing a new product line involving the the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages. However, there are uncertainties as to whether the Company will obtain sufficient financing to introduce and distribute the planned product or, if distributed, there will be sufficient market demand for the products.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – SHARE CAPITAL

The Company is authorized to issue 500,000,000 shares of common stock and 1,000,000 shares of preferred stock. In February 2012, the Company approved a 31.25 for 1 forward split of its common stock effective March 17, 2012, after which there were 359,375,000 shares of common stock outstanding. The Company also increased the number of authorized shares to 500,000,000. All share and per share disclosures in these Consolidated Financial Statements give retroactive effect to this forward split.

At the time of incorporation in Nevada, the Company issued 312,500,000 shares of its common stock to its President in exchange for the business of the DBA and for costs and services incurred upon incorporation and issued 9,375,000 shares to its other director for services rendered.

In August 2011, the Company sold 37,500,000 common shares registered in a Registration Statement on Form S-1 that was declared effective by the Securities and Exchange Commission on August 18, 2011 to settle consulting and professional fees of $12,000.

On March 26, 2012, Patricia G. Skarpa and Hallie Beth Skarpa entered into agreements with Toby McBride and Michael Jay Holley under which they agreed to sell 28,125,000 shares of common stock to each (or an aggregate of 56,250,000 shares. The Company received no proceeds from the sale of these shares.

On May 4, 2012, the Company sold 400,000 newly-issued restricted shares of common stock for $50,000 ($0.125 per share). After these shares were issued there were 94,150,000 shares outstanding.

In June and July 2012, the Company sold an aggregate of 610,415 restricted shares of common stock for $61,361. As of July 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is reported in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

In August 2012 , the Company sold an aggregate of 670,000 restricted shares of common stock for $100,000.

NOTE 5 – DISCONTINUED OPERATION

In March 2012, the Company decided to discontinue and spinoff its office cleaning operations.

The operating results of the office cleaning operations, which are included in Discontinued Operations, are as follows:

	2012	2011

REVENUES	$4,225	$8,794

OPERATING EXPENSES
General and administrative		-
Compensation	4,250	8,143

TOTAL OPERATING EXPENSES	4,250	8,143

LOSS FROM DISCONTINUED OPERATIONS	$(25)	$651

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company entered into an exclusive license agreement with Dethrone Royalty, Inc. (the “License Agreement”) giving the Company the right to use the Dethrone trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages.

The License Agreement with Dethrone Royalty, Inc. is for five years and requires payments as follows:

Year	Royalty
1	12% of Gross Profit
2	$50,000 plus 8% of Gross Profit
3	$100,000 or 6% of Gross profit, whichever is higher
4	$150,000 or 6% of Gross profit, whichever is higher
5	$200,000 or 6% of Gross profit, whichever is higher

The License Agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which, if not attained by the Company, gives Dethrone Royalty, Inc. the right to terminate the License Agreement. These minimums are as follows:

Year	Minimum Sales
1	$ -0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

The License Agreement with Dethrone Royalty, Inc. also requires the Company to maintain various liability insurance coverage.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from August 1, 2012 through October 26, 2012, the date of issuance of the audited financial statements and has determined it does not have any material subsequent events to disclose other than the matter described in Note 4.