Form 10-Q
period 2012-10-31
DETHRONE ROYALTY HOLDINGS, INC.
filed 2012-12-17
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

      .      .TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

DETHRONE ROYALTY HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-170393	27-3566307
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

5137 E. Armor St., Cave Creek, AZ 85331

 (Address of principal executive office)

602.326.8290

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes    X .. No       .

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

 Yes       ..No   X .    .

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 97,320,000 shares of Common Stock as of December 12, 2012.

DETHRONE ROYALTY HOLDINGS, INC.

FORM 10-Q

October 31, 2012

PART I - FINANCIAL INFORMATION

Item 1.Financial statements

 DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2012 AND JULY 31, 2012

(Unaudited)

ASSETS	October 31, 2012	July 31, 2012
Current Assets
Cash	$2,234	$-

Total Current Assets	2,234	-

TOTAL ASSETS	$2,234	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$9,539	$4,050
Total Current Liabilities	9,539	4,050

Liability for 1,600,415 and 610,415 shares of issuable common stock at October 31, 2012 and July 31, 2012, respectively	203,361	61,361

Total Liabilities	212,900	65,411

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 94,150,000 shares issued and outstanding	94,150	94,150
Additional Paid-in Capital	(22,709)	(22,709)
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(289,051)	(143,796)
Total Stockholders’ (Deficit)	(210,666)	(65,411)

Total Liabilities and Stockholders’ Deficit	$2,234	$-

See accompanying notes to the consolidated financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO OCTOBER 31, 2012

(Unaudited)

	2012	2011	Period from inception (Feb 28, 1997) to October 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	65,380	12,750	137,900
Marketing	43,131	-	48,994
Product development	21,744	-	67,157
Compensation	15,000	-	35,000

TOTAL OPERATING EXPENSES	145,255	12,750	289,051

LOSS FROM CONTINUING OPERATIONS	(145,255)	(12,750)	(289,051)

DISCONTINUED OPERATION - net	-	152	6,944

NET LOSS	$(145,255)	$(12,598)	$(282,107)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	94,150,000	352,445,656

See accompanying notes to the financial statements.

 DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO OCTOBER 31, 2012

(Unaudited)

	2012	2011	Period from inception (Feb 28, 1997) to October 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(145,255)	$(12,598)	$(282,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuable stock in exchange for services	30,000	-	30,000
Stock issued in exchange for services	-	12,000	22,300
Changes in assets and liabilities:
Increase in accrued expenses	5,489	750	9,539
Cash Flows Provided by (Used in) Operating Activities	(109,766)	152	(220,268)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares and issuable shares	112,000	-	223,361
Retirement of shares	-	-	(859)
	112,000	-	222,502

NET INCREASE IN CASH	2,234	152	2,234
Cash, beginning of period	-	919	-
Cash, end of period	$2,234	$1,071	$2,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(formerly Exclusive Building Services, Inc.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) through OCTOBER 31, 2012

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	$-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-	-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-	-	10,300
Net loss	-	-	-	6,969	(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)	6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-	-	(859)
Sale of common stock in May 2012	400,000	400	49,600	-	-	50,000
Net loss	-	-	-	(25)	(121,096)	(121,121)
Balance, July 31, 2012	94,150,000	94,150	(22,709)	6,944	(143,796)	(65,411)
Net loss	-	-	-	-	(145,255)	(145,255)
Balance, Oct. 31, 2012	94,150,000	$94,150	$(22,709)	$6,944	$(289,051)	$(210,666)
See accompanying notes to the financial statements.

 DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2012 and 2011

(unaudited)

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

On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012. TO subsequently changed its name to Dethrone Beverage, Inc. (“DB”) in November 2012.

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

In April 2012, DB entered into an exclusive license agreement with Dethrone Royalty, Inc. giving DB the right to use the Dethrone Trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages.

The officers have formulas that will be used for the initial products that are planned for initial shipment during the first calendar quarter of 2013.

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

The Company has determined that as a result of the discontinuance of janitorial service operations and entering into the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages, it has re-entered the development stage as defined by Section 915-10-20 of the FASB Accounting Standards Codification. Accordingly, financial statement disclosures included in these financial statements include inception to date information. The Company has presented the accumulated deficit on the balance sheet through October 31, 2012 as deficit accumulated from discontinued operations

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Share-Based Compensation

The Company issues stock-based compensation awards to contractors, vendors and for marketing purposes. This compensation is generally in the form of restricted shares of common stock.

The Company measures and recognizes compensation expense for all stock-based awards based on the awards' fair value which is generally the quoted market value of common shares on the date that the contract mandating the award issuance is executed. The Company recognizes the expense on a straight-line basis over the service period of the related contract. However, if shares of common stock are issued as of the inception of a contract period and the Company does not have the right to recover any of the shares for nonperformance, the entire expense is recognized at the inception date of the contract.

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at October 31, 2012 or 2011.  Issuable common stock is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at October 31, 2012 and had no committed source of debt or equity financing.

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

NOTE 4 – SHARE CAPITAL

In February 2012, the Company increased the number of authorized shares to 500,000,000 and approved a 31.25 for 1 forward split of its common stock effective March 17, 2012, after which there were 359,375,000 shares of common stock outstanding. . All share and per share disclosures give retroactive effect to this forward split.

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

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock. As of October 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is included in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

On October 29, 2012, the Company and Aldon Smith entered into a three-year endorsement contract for which Mr. Smith will receive 200,000 shares of restricted shares of common stock at the inception of the contract, 150,000 shares of restricted shares of common stock at each contract anniversary date and up to an additional 150,000 shares of restricted shares of common stock per contract year based on various performance criteria. The Company does not have the right to recover any shares of common stock issued under this contract, so the expense associated with the 200,000 shares to be issued for the first year of the contract have been expensed and included in Marketing Expense.  As of October 31, 2012, the Company had not yet issued stock certificates to Mr. Smith so the amount relating to them for the first year (based on the market value on recent trades) is included in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

At October 31, 2012, there were 94,150,000 shares of common stock outstanding and an additional 1,600,415 shares of common stock issuable.

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company.

From November 1, 2012 to December 14, 2012, the Company entered into three-year endorsement agreements with three sports figures who have agreed to endorse the Company and its products for an aggregate of 2,850,000 restricted shares of the Company’s common stock plus an additional 1,350,000 contingent restricted shares based on certain performance criteria. The Company is also negotiating an agreement with the agent who introduced the sports figures to the Company and may issue an additional 750,000 restricted shares of common stock to that agent and has letters of intent with three additional sports figures for endorsement agreements.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In April2012, DB entered into an exclusive license agreement with Dethrone Royalty, Inc. giving DB the right to use the Dethrone Trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages.

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from October 1, 2012 through December 14, 2012, the date of issuance of the financial statements and has determined that it does not have any material subsequent events to disclose other than the matters disclosed in Note 4 above.

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

 On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012. Its name was changed to Dethrone Beverage, Inc. (“DB”).

In April 2012, DB entered into an exclusive license agreement with Dethrone Royalty, Inc. giving DB the right to use the Dethrone trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages.

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

The Company’s officers have formulas that will be used for the initial products that are planned. They have undertaken efforts to raise the financing necessary to manufacture the initial products using outside contractors and implement marketing programs. The initial expenditures are being used for:

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

Messrs. Holley and McBride each devote 100% of their time to us.

Upon electing Messrs. McBride and Holly to the Board of Directors, Patricia G. Skarpa and Hallie Beth Skarpa each resigned their positions as officers and directors effective immediately. The resignations of Patricia G. Skarpa and Hallie Beth Skarpa were not in connection with any known disagreement with us on any matter.

Current Status

We plan on distributing our product for the first time during the first calendar quarter of 2013. Initially we will have two flavors of one product and will distribute in California to convienience stores, gas stations, grocery stores and gyms. We are in discussions to work with five beverage manufacturers and several companies for packaging materials. We will ship product to distributors with net 30 day terms

We have also entered into an agreement with Dethrone Royalty, Inc. which:

•

Enables us to change our corporate name to Dethrone Royalty Holdings, Inc. (“DRH”), which we did in August 2012.

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

As of December 14, 2012, we have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith Haloti Nagataq and Taj Gibson to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,500,000 restricted shares of common stock over the lives of the contracts plus up to an additional 1,800,000 contingent shares based on performance criteria. The Company is also negotiating an agreement with the agent who introduced the sports figures to the Company and may issue an additional 750,000 restricted shares of common stock to that agent and has letters of intent with additional sports figures (Pablo Sandavol, Matt Mulson, Kevin Shattenberg and Mike Goldberg) for endorsement agreements. There are no assurances that agreements described in letters of intent will result in executed contracts.

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

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock. As of October 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is included in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our disclosure controls and procedures includes those policies and procedures that:

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

As of October 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was effective.

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

DRH has virtually no financial resources. We have negative working capital and a stockholders’ deficit at October 31, 2012. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissue. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

10.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Messrs. McBride and Holley will own a significant majority of outstanding shares after the completion of the offering. In addition, our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Although transactions, other than those described in this prospectus, are not currently being contemplated or discussed, our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company or participate in other transactions, including entering into possible business combinations, without the support of other shareholders.

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

We have been granted a trading symbol (DRHC). However, there is and there has never been an established trading market for our common stock. There is currently no established public market whatsoever for our securities.

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

15.

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

16.

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

17.

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

18.

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

19.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

After the one-year period following the date on which our registration statement became effective (August 18, 2011), the public reporting obligations may (in our discretion) be automatically suspended under Section 15(d) of the Exchange Act if we have less than 300 shareholders and do not file a registration statement on Form 8A (which we have no current plans to file). If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. After this registration statement on Form S-1 becomes effective, we will be required to deliver periodic reports to security holders. However, we will not be required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners will not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Exchange Act until we have both 500 or more security holders and greater than $10 million in assets. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

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

DETHRONE ROYALTY HOLDINGS, INC.
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

December 17, 2012