Form 10-Q
period 2013-01-31
DETHRONE ROYALTY HOLDINGS, INC.
filed 2013-03-18
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

      ..TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 100,050,415 shares of Common Stock as of January 31, 2013.

DETHRONE ROYALTY HOLDINGS, INC.

FORM 10-Q

January 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.Financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013 AND JULY 31, 2012

(Unaudited)

ASSETS	January 31, 2013	July 31, 2012
Current Assets
Cash	$2,529	$-
Prepaid expenses	10,861	-
Inventory	53,377	-
Deferred loan costs	284,375
Total Current Assets	351,142	-

TOTAL ASSETS	$351,142	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$17,529	$4,050
Senior secured convertible note payable	100,000	-

Total Current Liabilities	117,529	4,050

Total Liabilities	117,529	4,050

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 100,050,415 and 94,760,415 shares issued and outstanding	100,050	94,760
Additional Paid-in Capital	676,252	38,042
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(549,633)	(143,796)
Total Stockholders’ (Deficit)	233,613	(4,050)

Total Liabilities and Stockholders’ Deficit	$351,142	$-

See accompanying notes to the consolidated financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013

(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	14,517	3,711	152,417
Marketing	173,498	-	222,492
Product development	15,275	-	82,432
Compensation	12,500	-	47,500

TOTAL OPERATING EXPENSES	215,790	3,711	504,841

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(44,792)	-	(44,792)

LOSS FROM CONTINUING OPERATIONS	(260,582)	(3,711)	(549,633)

DISCONTINUED OPERATION - net	-	(177)	6,944

NET LOSS	$(260,582)	$(3,888)	$(542,689)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,906,522	359,375,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013

(Unaudited)

	2013	2012	Period from Inception (Feb 28, 1997) to January 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	79,897	16,461	152,417
Marketing	216,629	-	222,492
Product development	37,019	-	82,432
Compensation	27,500	-	47,500

TOTAL OPERATING EXPENSES	361,045	16,461	504,841

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(44,792)	-	(44,792)

LOSS FROM CONTINUING OPERATIONS	(405,837)	(16,461)	(549,633)

DISCONTINUED OPERATION - net	-	(25)	6,944

NET LOSS	$(405,837)	$(16,486)	$(542,689)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,528,261	355,910,313

See accompanying notes to the financial statements

 DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013

(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(405,837)	$(16,486)	$(542,689)
Amortization of deferred financing costs	40,625		40,625
Adjustments to reconcile net loss to net cash used in operating activities:
Issuable stock in exchange for services	188,000	-	188,000
Stock issued in exchange for services	-	12,000	22,300
Changes in assets and liabilities:
Increase in prepaid expenses and inventory	(64,238)		(64,238)
Increase in accrued expenses	13,479	4,426	17,529
Cash used in Operating Activities	(227,971)	(60)	(338,473)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	100,000	-	100,000
Sale of shares	130,500	-	241,861
Retirement of shares	-	-	(859)
	230,500	-	341,002

NET INCREASE IN CASH	2,529	(60)	2,529
Cash, beginning of period	-	919	-
Cash, end of period	$2,529	859	$2,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Financing activities
Shares issued for loan origination costs	$325,000	$-	$325,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

 (A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH JANUARY 31, 2013

(Unaudited)

				Retained
		Common	Additional	Earnings from
	Common	Stock	Paid-in	Discontinued		Accumulated
	Stock	Amount	Capital	Operations		Deficit	Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	S	-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-		-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-		-	10,300
Net loss	-	-	-	6,969		(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)	6,969		(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	-		-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-		-	(859)
Sale of common stock in May 2012	1,010,415	1,010	110,351	-		-	111,361
Net loss	-	-	-	(25)		(121,096)	(121,121)
Balance, July 31, 2012	94,760,415	94,760	38,042	6,944		(143,796)	(4,050)
Issuance of shares	5,290,000	5,290	638,210	-		-	643,500
Net loss	-	-	-	-		(405,837)	(405,837)
Balance, January 31, 2013	100,050,415	$100,050	$676,252	$6,944		$(549,633)	$233,613

See accompanying notes to the financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2013 and 2012

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Classifications

Certain items in prior periods have been reclassified to conform with the presentation at January 31, 2013.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Inventories are acquired from a contract manufacturer and are, therefore, all finished goods.

Loan Costs

The Company adopted the provisions of FASB ASC 310-20-25, Loan Origination Fees and Direct Loan Origination Costs, and defers direct costs incurred to originate a loan. Deferred loans costs are amortized on a straight-line basis because of the short term nature of the related debt.

Share-Based Compensation

The Company follows the provisions of FASB ASC 505-50, Equity Based Payments to Non-employees, which requires all stock-based payments to service providers, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant

The Company issues stock-based compensation awards to contractors, vendors and for marketing purposes. This compensation is generally in the form of restricted shares of common stock.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section FASB ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at January 31, 2013 or 2012.  Issuable common stock is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

Discontinued Operations

In accordance with FASB ASC 205-20, Presentation of Financial Statements-Discontinued Operations, the Company reported the results of its commercial cleaning services as a discontinued operation. The results of operations of business dispositions are   segregated from continuing operations and reflected as discontinued operations in current and prior periods.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at January 31, 2013 and had no committed source of debt or equity financing.

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

NOTE 3 – SENIOR SECURED CONVERTIBLE NOTE PAYABLE

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded an initial deferred loan cost in the amount of $325,000 in connection with the issuance of the 2,500,000 shares. This loan cost is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization of deferred loan costs in the amount of  $40,625 which is reflected in the statement of operations as a financing cost in the form of interest expense.

NOTE 4 – SHARE CAPITAL

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock. The stock certificate for these shares was issued in November 2012.

On November 15, 2012, the Company issued 2,500,000 shares of restricted common stock in connection with the issuance of the convertible note referred to in Note 3 in the amount of $100,000.

In January 2013 the Company received an investment of $15,000 for 300,000 restricted shares.

During the six months ended January 31, 2013, the Company entered into three-year endorsement agreements with four sports figures who have agreed to endorse the Company and its products for an aggregate of 3,500,000 restricted shares of the Company’s common stock plus an additional 1,800,000 contingent restricted shares based on certain performance criteria. The Company has recorded an aggregate Marketing Expense of $188,000 relating to the shares that are issuable for Year One of each of the agreements. The Company evaluated these awards under FASB ASC 505-50 and determined that awards dependent upon performance conditions should be recognized as expense as the performance conditions are met.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

In April 2012, Dethrone Beverage, Inc. (“DB”) entered into an exclusive license agreement with Dethrone Royalty Holdings, Inc. giving DB the right to use the Dethrone trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, Dethrone Beverages.

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

The License Agreement with Dethrone Royalty Holdings, Inc. also requires DB to maintain various liability insurance coverage.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from February 1, 2013 through March 12, 2013, the date of issuance of the financial statements and has determined that it does not have any material subsequent events to disclose other than the matters disclosed below.

In February 2013, the Company entered into three-year endorsement agreements with two sports figures who have agreed to endorse the Company and its products for an aggregate of 1,027,500 restricted shares of the Company’s common stock plus an additional 607,500 contingent restricted shares based on certain performance criteria. The Company will record marketing expenses of about $15,000 in February 2013 in connection with these contracts.

Sponsorship of Texas versus The Nation football game

On January 4, 2013 the Company entered into an agreement to be the 2013 Title Sponsor of Texas vs. The Nation which was held on February 2, 2013 at Eagle Stadium in Allen, Texas. In consideration for its sponsorship, the Company has given Overtime Marketing SE, LLC the right to purchase 5,000,000 restricted shares of its common stock at a price per share equal to 125% of par value ($.001) to be paid in US currency at time of acquisition. The shares will be made available for sale upon the following schedule:

•

1,250,000 shares at the time of execution of the formal Sponsorship Contract;

•

1,250,000 shares 180 days after execution of Sponsorship Contract;

•

1,250,000 shares 360 days after execution of Sponsorship Contract; and

•

1,250,000 shares 540 days after execution of Sponsorship Contract.

The Company will record an expense equal to all the shares covered by the Sponsorship Contract based on the price of Company shares on the date of the Game which will result in a recorded expense of approximately $250,000.

Prepaid expenses of $10,861 at January 31, 2013 in the accompanying Consolidated Balance Sheet all relate to this sponsorship and will be expensed at the time of the game.

Convertible Note

On February 27, 2013, the Company entered into a $335,000 convertible loan agreement. The agreement provides for a $35,000 original issue discount. The lender, at its discretion, may provide funds up to $300,000 to the Company. It provided $60,000 at the closing of the agreement. All loans under the agreement are payable in full one year after the funds are issued together with a prorated portion of the original issue discount. All amounts outstanding under the agreement become convertible, at the lender’s discretion, into shares of the Company’s common stock starting 180 days from the execution date of the agreement. The conversion rate per share is the lower of (i) $0.044 or (ii) 60% of the lowest trade price during the 25 trading days prior to a conversion notice.  The lender has agreed that it will not execute any short trades and, at not time, will hold more than 4.9% of the Company’s outstanding common stock.

If the Company repays all amounts outstanding under the agreement within 90 days of the execution date, there will be no interest amounts due. If it does not pay all amounts due within 90 days of the execution date, it cannot make any other prepayments of the amounts outstanding without the consent of the lender. In addition, there will be a one-time interest charge of 12% of the amounts outstanding. The Company must also register all shares that are issuable under the agreement in any Registration Statement that it files with the SEC for any purpose.

The Company is negotiating with other potential funding sorces, the proceeds from which, if received, would repay all amounts due under this agreement within 90 days of the execution date. If all amounts are repaid within the 90 day period, the agreement will be considered terminated and all convertibility features would no longer exist.

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

Current Status

We plan on distributing our product for the first time during the first calendar quarter of 2013. Initially we will have two flavors of one product and will distribute in California to convenience stores, gas stations, grocery stores and gyms. We currently work with a beverage manufacturer in Florida and several companies for packaging materials. Our initial purchase required payment upfront. Thereafter we will get net 30 day payment terms. We will ship product to two distributors with net 30 day terms

We have also entered into an agreement with Dethrone Royalty, Inc. which:

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

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith Haloti Nagata and Taj Gibson to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,500,000 restricted shares of common stock over the lives of the contracts plus up to an additional 1,800,000 contingent shares based on performance criteria. We have recorded an aggregate Marketing Expense of $188,000 relating to the shares that are issuable for Year One of each of the agreements.

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

Six Months Ended January 31, 2013 compared with Six Months Ended January 31, 2012

	2013	2012

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	79,897	16,461
Marketing	216,629	-
Product development	37,019	-
Compensation	27,500	-

TOTAL OPERATING EXPENSES	361,045	16,461

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(44,792)	-

LOSS FROM CONTINUING OPERATIONS	$(405,837)	$(16,461)

Marketing – includes $188,000 relating to the shares that are issuable for Year One of each of the agreements with the four athletes who have agreed to endorse our products.

Compensation – all compensation has been paid to Messrs. McBride and Holley.

Interest expense and finance costs consist of $40,625 in connection with the issuance of the 2,500,000 shares associated with receiving a loan for $100,000 and interest of $4,167 on that loan.

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

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock.  The stock certificate for these shares was issued in November 2012.

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded a deferred loan cost in the amount of $325,000 in connection with the issuance of the 2,500,000 shares and has reflected amortization of those costs in the form of interest expense in the amount of $40,625 for the six months ended January 31, 2013. .

In January 2013 we received an investment of $15,000 for 300,000 restricted shares. That amount is included in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

Convertible Note

On February 27, 2013, the Company entered into a $335,000 convertible loan agreement. The agreement provides for a $35,000 original issue discount. The lender, at its discretion, may provide funds up to $300,000 to the Company. It provided $60,000 at the closing of the agreement. All loans under the agreement are payable in full one year after the funds are issued together with a prorated portion of the original issue discount. All amounts outstanding under the agreement become convertible, at the lender’s discretion, into shares of the Company’s common stock starting 180 days from the execution date of the agreement. The conversion rate per share is the lower of (i) $0.044 or (ii) 60% of the lowest trade price during the 25 trading days prior to a conversion notice.  The lender has agreed that it will not execute any short trades and, at not time, will hold more than 4.9% of the Company’s outstanding common stock.

If the Company repays all amounts outstanding under the agreement within 90 days of the execution date, there will be no interest amounts due. If it does not pay all amounts due within 90 days of the execution date, it cannot make any other prepayments of the amounts outstanding without the consent of the lender. In addition, there will be a one-time interest charge of 12% of the amounts outstanding. The Company must also register all shares that are issuable under the agreement in any Registration Statement that it files with the SEC for any purpose.

The Company is negotiating with other potential funding sorces, the proceeds from which, if received, would repay all amounts due under this agreement within 90 days of the execution date. If all amounts are repaid within the 90 day period, the agreement will be considered terminated and all convertibility features would no longer exist.

We will continue to seek financing for working capital as necessary but cannot give any assurances that we will be successful in doing so.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure and controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DRH has virtually no financial resources. We have negative working capital and a stockholders’ deficit at January 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We have been granted a trading symbol (DRHC). However, there is and there has never been an established trading market for our common stock..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock. The stock certificate for these shares was issued in November 2012.

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded an expense of $325,000 in connection with the issuance of the 2,500,000 shares.

In January 2013 the Company received an investment of $15,000 for 300,000 restricted shares. That amount is included in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

All proceeds were used for working capital purposes.

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

March 18, 2013