Form 10-Q
period 2013-04-30
DETHRONE ROYALTY HOLDINGS, INC.
filed 2013-06-25
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

DETHRONE ROYALTY HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	000-54973	27-3566307
(State or other jurisdiction	(Commission file number)	(IRS Employer
of incorporation or organization)		Identification Number)

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

Yes ☒. No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐. No ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 105,050,415 shares of Common Stock as of April 30, 2013.

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2013 AND JULY 31, 2012

(Unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current Assets
Cash	$39,015	$-
Accounts receivable	37,042	-
Inventory	26,587	-
Deferred loan costs	176,042
Total Current Assets	278,686	-

Total Assets	$278,686	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$30,029	$4,050
Senior secured convertible note payable	216,500	-

Total Current Liabilities	246,529	4,050

Total Liabilities	246,529	4,050

Commitments and contingencies (Note 5)	-	-

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 105,050,415 and 94,760,415 shares issued and outstanding	105,050	94,760
Additional paid-in capital	1,485,002	38,042
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(1,564,839)	(143,796)
Total Stockholders’ Equity (Deficit)	32,157	(4,050)

Total Liabilities and Stockholders’ Equity (Deficit)	$278,686	$-

See accompanying notes to the consolidated financial statement

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	2013	2012

REVENUES	$43,303	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	7,804	-

OPERATING EXPENSES	799,657	350

OTHER INCOME (EXPENSE)
Consulting income	9,980	-
Interest expense and finance costs	(113,333)	-

LOSS FROM CONTINUING OPERATIONS	(895,206)	(350)

DISCONTINUED OPERATION - net	-	-

NET LOSS	$(895,206)	$-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	99,704,235	321,875,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	2013	2012

REVENUES	$43,303	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	7,804	-

OPERATING EXPENSES	1,1280,702	21,839

OTHER INCOME (EXPENSE)
Consulting Income	9,980
Interest expense and finance costs	(158,125)	-

LOSS FROM CONTINUING OPERATIONS	(1,421,043)	(21,839)

DISCONTINUED OPERATION - net	-	(25)

NET LOSS	$(1,421,043)	$(21,864)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,920,252	321,875,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012

2013

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,421,043)	$(21,864)
Amortization of deferred financing costs	148,958	-
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,005,250	12,000
Changes in assets and liabilities:
Increase in accounts receivable	(37,042)	-
Increase in prepaid expenses and inventory	(26,587)	-
Increase in accrued expenses	25,979	9,804

Cash used in Operating Activities	(304,485)	(60)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	216,500	-
Sale of shares	127,000	-
Retirement of shares	-	(859)
Cash provided by (used In) financing activities	343,500	(859)

NET INCREASE (DECREASE) IN CASH	39,015	-
Cash, beginning of period	-	919

Cash, end of period	$39,015	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-
Financing activities
Shares issued for loan origination costs	$325,000	$-

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH APRIL 30, 2013

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Balance, July 31, 2012	94,760,415	94,760	38,042	6,944	(143,796)	(4,050)
Issuance of shares	5,290,000	5,290	638,210	-	-	643,500
Common shares issued for services February 2013	5,000,000	5,000	688,750	-	-	693,750
Net loss	-	-	-	-	(1,421,043)	(1,301,043)
Balance, April 30, 2013	105,050,415	$105,050	$1,365,002	$6,944	$(1,564,839)	$32,157

See accompanying notes to the financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

April 30, 2013 and 2012

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Revenue for our products is most often recognized upon delivery of the products to the customer, but in no case prior to when the risk of loss and other risks and rewards of ownership are transferred. Net revenues reflect gross revenues less sales discounts, customer rebates, sales incentives, and product returns. In accordance with accounting standards for consideration given by a vendor to a customer (including a reseller of the vendor's products), we record reserves for customer rebates, typically based upon projected customer volumes. In addition, in connection with obtaining long-term supply agreements from our funeral home customers, we may offer sales incentives in the form of custom showrooms and fixtures. Costs associated with these sales incentives are amortized over the term of the related agreement, typically 3 to 5 years. Our sales terms generally offer customers various rights of return. We record reserves for estimated product returns in accordance with the standards for revenue recognition when a right of return exists.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section FASB ASC 260-10-45. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at April 30, 2013 or 2012. Issuable common stock is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had recurring losses and an accumulated deficit amount to$1,365,002 through April 30, 2013 and had no committed source of debt or equity financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

NOTE 3 – CONVERTIBLE NOTES PAYABLE

On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. The Company reflected expense in the amount of $120,000 in connection with this transfer. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded an initial deferred loan cost in the amount of $325,000 in connection with the issuance of the 2,500,000 shares. This loan cost is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization of deferred loan costs in the amount of $121,875 for the nine months ended April 30, 2013, which is reflected in the statement of operations as a financing cost in the form of interest expense.

On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.

At any time after the date of issuance and until the Amended Note is no longer outstanding, the Amended Note shall be convertible, in whole or in part into shares of the Company’s common stock (each a “Conversion Share”) at the rate of $0.001 per share for a maximum of 100 Million shares of the Company’s common stock (subject to adjustments), at any time and at the option of the Holder.

The Amended Note will be Senior to all notes, debentures and any loan entered into by the Company for the term of the Amended Note until the Amended Note is repaid in full.

The Company may, only with the prior consent of the Holder, pre-pay the Amended Note within 180 days by paying 115% of the Principal due plus all accrued interest. From day 181 to 365 the Amended Note can be pre-paid by paying 100% of the Amended Note plus all accrued interest.

With respect to the issuance of the Amended Note, the Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On February 27, 2013, the Company entered into a $335,000 convertible loan agreement. The agreement provides for a $35,000 original issue discount. The lender, at its discretion, may provide funds up to $300,000 to the Company. It provided $60,000 at the closing of the agreement on April 30, 2013. All loans under the agreement are payable in full one year after the funds are issued together with a prorated portion of the original issue discount. All amounts outstanding under the agreement become convertible, at the lender’s discretion, into shares of the Company’s common stock starting 180 days from the execution date of the agreement. The conversion rate per share is the lower of (i) $0.044 or (ii) 60% of the lowest trade price during the 25 trading days prior to a conversion notice. The lender has agreed that it will not execute any short trades and, at no time, will hold more than 4.9% of the Company’s outstanding common stock.

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

Upon an Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture plus accrued but unpaid interest, liquidated damages and other amounts owing on the Debenture through the date of the acceleration shall become at the Debenture holder’s election immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture).   Commencing five days after the occurrence of an Event of Default that results in the eventual acceleration of the Debenture, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $0.03 per share (subject to adjustment as provided in the debenture).   The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash.  The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise.

Subsequent to the end of the quarter, the $60,000 advance on the convertible debenture was paid in full.

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

During the nine months ended April 30, 2013, the Company entered into three-year endorsement agreements with four sports figures who have agreed to endorse the Company and its products for an aggregate of 3,500,000 restricted shares of the Company’s common stock plus an additional 1,800,000 contingent restricted shares based on certain performance criteria. The Company has recorded an aggregate Marketing Expense of $188,000 relating to the shares that are issuable for Year One of each of the agreements. The Company evaluated these awards under FASB ASC 505-50 and determined that awards dependent upon performance conditions should be recognized as expense as the performance conditions are met.

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

The Company recorded an expense equal to all the shares covered by the Sponsorship Contract based on the price of Company shares on the date the Company entered into the agreement which resulted in a recorded expense of approximately $693,750 for the nine months ended April 30, 2013.

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

Year	Minimum Sales
1	$-0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

The License Agreement with Dethrone Royalty Holdings, Inc. also requires DB to maintain various liability insurance coverage.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from May 1, 2013 through June 21, 2013, the date of issuance of the financial statements and has determined that it does not have any material subsequent events to disclose other than the matters disclosed below.

As noted in note 3, subsequent to the end of the quarter the $60,000 advance on the convertible note which was advanced on April 30, 2013 was repaid in full within the 90 days specified in the agreement through which no interest would be due.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In February 2012, the Company approved a 31.25 for 1 forward split of its common stock effective March 17, 2012. All share and per share disclosures give retroactive effect to this forward split.

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

Year	Minimum Sales
1	$-0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

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

Current Status

We have begun distribution of our product as of first calendar quarter of 2013, distributing 21 pallets. Currently we have two flavors of one product and will distribute in California to convenience stores, gas stations, grocery stores and gyms. We currently work with a beverage manufacturer in Florida and several companies for packaging materials. Our initial purchase required payment upfront. Thereafter we will get net 30 day payment terms. We will ship product to two distributors with net 30 day terms.

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

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith Haloti Nagata and Taj Gibson) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,500,000 restricted shares of common stock over the lives of the contracts plus up to an additional 1,800,000 contingent shares based on performance criteria. We have recorded an aggregate Marketing Expense of $188,000 relating to the shares that are issuable for Year One of each of the agreements.

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

Nine Months Ended April 30, 2013 compared with Nine Months Ended April 30, 2012

	2013	2012

REVENUES	$43,303	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	7,804	-

OPERATING EXPENSES	1,280,702	21,839

OTHER INCOME (EXPENSE)
Consulting Income	9,980
Interest expense and finance costs	(158,125)	-

LOSS FROM CONTINUING OPERATIONS	(1,421,043)	(21,839)

Revenue

Revenue increased by $43,303 for the nine months ended April 30, 2013, compared to $0 for the nine months ended April 30, 2012.  This increase in revenues was the result of the company commencing substantive operatiosn.

Operating Expenses

Operating expense increased by $1,258,863 to $1,280,702 for the nine months ended April 30, 2013, compared to $21,839 for the nine months ended April 30, 2012. This decrease in G&A expenses was primarily due to the commencement of substantive operations and share based compensation.

Marketing – for the nine months ended April 30, 2013 includes $188,000 relating to the shares that are issuable for Year One of each of the agreements with the four athletes who have agreed to endorse our products.

Compensation – all compensation has been paid to Messrs. McBride and Holley.

Interest expense and finance costs consist of $148,958 of amortization of deferred loan costs in connection with the issuance of the 2,500,000 shares associated with receiving a loan for $100,000 and interest of $4,167 on that loan.

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

On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded a deferred loan cost in the amount of $325,000 in connection with the issuance of the 2,500,000 shares and has reflected amortization of those costs in the form of interest expense in the amount of $148,958 for the nine months ended April 30, 2013. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.

At any time after the date of issuance and until the Amended Note is no longer outstanding, the Amended Note shall be convertible, in whole or in part into shares of the Company’s common stock (each a “Conversion Share”) at the rate of $0.001 per share for a maximum of 100 Million shares of the Company’s common stock (subject to adjustments), at any time and at the option of the Holder.

The Amended Note will be Senior to all notes, debentures and any loan entered into by the Company for the term of the Amended Note until the Amended Note is repaid in full.

The Company may, only with the prior consent of the Holder, pre-pay the Amended Note within 180 days by paying 115% of the Principal due plus all accrued interest. From day 181 to 365 the Amended Note can be pre-paid by paying 100% of the Amended Note plus all accrued interest.

With respect to the issuance of the Amended Note, the Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

Convertible Notes

On February 27, 2013, the Company entered into a $335,000 convertible loan agreement. The agreement provides for a $35,000 original issue discount. The lender, at its discretion, may provide funds up to $300,000 to the Company. It provided $60,000 at the closing of the agreement on April 30, 2013. All loans under the agreement are payable in full one year after the funds are issued together with a prorated portion of the original issue discount. All amounts outstanding under the agreement become convertible, at the lender’s discretion, into shares of the Company’s common stock starting 180 days from the execution date of the agreement. The conversion rate per share is the lower of (i) $0.044 or (ii) 60% of the lowest trade price during the 25 trading days prior to a conversion notice.  The lender has agreed that it will not execute any short trades and, at no time, will hold more than 4.9% of the Company’s outstanding common stock.

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

The Company is negotiating with other potential funding sources, the proceeds from which, if received, would repay all amounts due under this agreement within 90 days of the execution date. If all amounts are repaid within the 90 day period, the agreement will be considered terminated and all convertibility features would no longer exist.

Upon an Event of Default (as defined in the Debenture), the outstanding principal amount of the Debenture plus accrued but unpaid interest, liquidated damages and other amounts owing on the Debenture through the date of the acceleration shall become at the Debenture holder’s election immediately due and payable in cash at the Mandatory Default Amount (as defined in the Debenture).   Commencing five days after the occurrence of an Event of Default that results in the eventual acceleration of the Debenture, the interest rate on the Debenture shall accrue at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

In connection with the sale of the Debenture, on April 30, 2013 the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture).   The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash.  The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise.

This convertible debenture was repaid subsequent to the end of the quarter.

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

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

DRH i s and will continue to be completely dependent on the services of our senior officers, Toby McBride and Michael Jay Holley, the loss of whose services may cause our business operations s currently contemplated to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued restricted shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded an expense of $325,000 in connection with the issuance of the 2,500,000 shares.

On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.

At any time after the date of issuance and until the Amended Note is no longer outstanding, the Amended Note shall be convertible, in whole or in part into shares of the Company’s common stock (each a “Conversion Share”) at the rate of $0.001 per share for a maximum of 100 Million shares of the Company’s common stock (subject to adjustments), at any time and at the option of the Holder.

The Amended Note will be Senior to all notes, debentures and any loan entered into by the Company for the term of the Amended Note until the Amended Note is repaid in full.

The Company may, only with the prior consent of the Holder, pre-pay the Amended Note within 180 days by paying 115% of the Principal due plus all accrued interest. From day 181 to 365 the Amended Note can be pre-paid by paying 100% of the Amended Note plus all accrued interest.

With respect to the issuance of the Amended Note, the Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

All proceeds were used for working capital purposes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)

Exhibits

10.1  Form of Amended and Restated Senior Secured Convertible Promissory Note

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

June 25, 2013

