Form 10-K/A
period 2012-07-31
DETHRONE ROYALTY HOLDINGS, INC.
filed 2013-10-07
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

  .

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

      .

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐     . No ☒  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     . No ☒  .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐     . No ☒  .

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

Large accelerated filer	☐	.	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     . No ☒  .

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

The three officers have formulas that will be used for the initial products that are planned. They have undertaken efforts to raise the financing necessary to manufacture the initial products using outside contractors and implement marketing programs. The initial amount that will be sought is approximately $300,000, although no assurances can be given as to the likelihood or timing of raising the needed funds. The initial funds will be used for:

- Production of bottles, labels and caps,

- Purchase of inventory needed for beverage content,

- Marketing materials,

- Travel and business expenses, and

- Shipping costs of our first orders.

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

We have also entered into an agreement with Dethrone Royalty, Inc. which:

- Enables us to change our corporate name to Dethrone Royalty Holdings, Inc. (DRH), which we did in September 2012.

- Have the right to match any offer that Dethrone Royalty, Inc. receives to be acquired.

- Dethrone Royalty, Inc. and the Company will create links to each other’s websites.

- Dethrone Royalty, Inc. will produce and distribute lines of shirts/clothing for each sports figure signed as endorsers by the Company and market the shirts through its normal distribution channels. The Company will receive commissions equal to 12.5% of the net sales generated by these shirts.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

- pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and

- provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the

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

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

- Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

- Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

- "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

- Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

- Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level,

 along with the inevitable collapse of those prices with consequent investor losses.

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

Our internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

- that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Item 9B. OTHER INFORMATION

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

Code of Business Conduct and Ethics

In September 2010 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our chief executive and principal financial officers and any persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

- honest and ethical conduct,

- full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

- compliance with applicable laws, rules and regulations,

- the prompt reporting violation of the code, and

- accountability for adherence to the code.

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

Item 11. EXECUTIVE COMPENSATION

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions ofNevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

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