Form 10-Q/A
period 2013-01-31
DETHRONE ROYALTY HOLDINGS, INC.
filed 2013-10-07
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

5137 E. Armor St., Cave Creek, AZ 85331

(Address of principal executive office)

602.326.8290

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ . No☐

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

Yes ☐. No ☒ .

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 100,050,415 shares of Common Stock as of January 31, 2013.

DETHRONE ROYALTY HOLDINGS, INC.

FORM 10-Q

January 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

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

Loan Costs

The Company adopted the provisions of FASB ASC 310-20-25, Loan Origination Fees and Direct Loan Origination Costs,and defers direct costs incurred to originate a loan. Deferred loans costs are amortized on a straight-line basis because of the short term nature of the related debt.

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

Sponsorship of Texas versus The Nation football game

On January 4, 2013 the Company entered into an agreement to be the 2013 Title Sponsor of Texas vs. The Nation which was held on February 2, 2013 at Eagle Stadium in Allen, Texas. In consideration for its sponsorship, the Company has given Overtime Marketing SE, LLC the right to purchase 5,000,000 restricted shares of its common stock at a price per share equal to 125% of par value ($.001) to be paid in US currency at time of acquisition. The shares will be made available for sale upon the following schedule:

- 1,250,000 shares at the time of execution of the formal Sponsorship Contract;

- 1,250,000 shares 180 days after execution of Sponsorship Contract;

- 1,250,000 shares 360 days after execution of Sponsorship Contract; and

- 1,250,000 shares 540 days after execution of Sponsorship Contract.

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

Item 2.   NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

- our future operating results;

- our business prospects;

- any contractual arrangements and relationships with third parties;

- the dependence of our future success on the general economy;

- any possible financings; and

- the adequacy of our cash resources and working capital.

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