Form 10-Q/A
period 2013-01-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2013-12-31
CIK 1504222

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

Yes  ☒  No  ☐

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

Yes  ☐  No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 102,560,415 shares of Common Stock as of March 17, 2013.

EXPLANATORY NOTE

Dethrone Royalty Holdings, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended January 31, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2013 (the “Original Filing”) and previously amended on October 7, 2013 (the “First Amended Filing”).

The Company is filing this Amendment in order to:

1.	Record share based compensation in the proper period.
2.	Properly classify shares subscribed to but not yet issued.
3.	Correct the amount of deferred financing costs and related amortization recognized during the period.
4.	State the correct number of shares of common stock outstanding on the date of the Original Filing.

Accordingly, net loss for the three and six months ended January 31, 2013, as previously reported, of $260,582 and $405,837, respectively, has changed to a net loss of $298,455 and $718,710, for the three and six months ended January 31, 2013, respectively. This Amendment should be read in conjunction with the Original Filing and the First Amended Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

DETHRONE ROYALTY HOLDINGS, INC.

FORM 10-Q

January 31, 2013

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2013 AND JULY 31, 2012

(Unaudited)

	January 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash	$2,529	$-
Prepaid expenses	10,861	-
Inventory	53,377	-
Deferred loan costs, net	452,221
Total Current Assets	518,988	-

TOTAL ASSETS	$518,988	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$21,748	$4,050
Senior secured convertible note payable, net	100,000	-

Total Current Liabilities	121,748	4,050

Total Liabilities	121,748	4,050

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 97,560,415 and 94,760,415 shares issued and outstanding	97,560	94,150
Stock subscriptions payable	510,000	61,361
Additional Paid-in Capital	645,242	(22,709)
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(862,506)	(143,796)
Total Stockholders’ (Deficit)	397,420	(4,050)

Total Liabilities and Stockholders’ Deficit	$518,988	$-

See accompanying notes to the consolidated financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013

(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	122,293	3,711	152,417
Marketing	139,998	-	222,492
Product development	15,275	-	82,432
Compensation	12,500	-	47,500

TOTAL OPERATING EXPENSES	290,066	3,711	504,841

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(8,389)	-	(44,792)

LOSS FROM CONTINUING OPERATIONS	(298,455)	(3,711)	(549,633)

DISCONTINUED OPERATION - net	-	(177)	6,944

NET LOSS	$(319,551)	$(3,888)	$(542,689)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,446,703	359,375,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013

(Unaudited)

	2013	2012	Period from Inception (Feb 28, 1997) to January 31, 2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	175,673	16,461	248,193
Marketing	183,129	-	188,992
Product development	37,019	-	82,432
Compensation	314,500	-	334,500

TOTAL OPERATING EXPENSES	710,321	16,461	854,117

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(8,389)	-	(8,389)

LOSS FROM CONTINUING OPERATIONS	(718,710)	(16,461)	(883,602)

DISCONTINUED OPERATION - net	-	(25)	6,944

NET LOSS	$(718,710)	$(16,486)	$(876,658)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,292,077	355,910,313

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012

AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013

(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(718,710)	$(16,486)	$(542,689)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	107,779	-	107,779
Stock issued in exchange for services	510,000	12,000	532,300
Changes in assets and liabilities:
Increase in prepaid expenses and inventory	(64,238)		(64,238)
Increase in accrued expenses	17,698	4,426	21,748

Cash used in Operating Activities	(147,471)	(60)	(257,973)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	100,000	-	100,000
Sale of shares	50,000	-	161,361
Retirement of shares	-	-	(859)
	150,000	-	260,502

NET INCREASE IN CASH	2,529	(60)	2,529
Cash, beginning of period	-	919	-
Cash, end of period	$2,529	859	$2,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Financing activities
Shares issued and transferred for loan origination costs	$560,000	$-	$560,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH JANUARY 31, 2013

(Unaudited)

					Retained
		Common	Additional	Stock	Earnings from
	Common	Stock	Paid-in	Subscriptions	Discontinued	Accumulated
	Stock	Amount	Capital	Payable	Operations	Deficit		Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	$-	S	-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-	-		-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-	-		-	10,300
Net loss	-	-	-		6,969		(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)		6,969		(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)		-		-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766		-		-	(859)
Sale of common stock in May 2012	400,000	400	49,600	61,361	-		-	111,361
Net loss	-	-	-		(25)		(121,096)	(121,121)
Balance, July 31, 2012	94,150,000	94,150	(22,709)	61,361	6,944		(143,796)	(4,050)
Common stock issued for cash	910,415	910	110,451	(61,361)	-		-	50,000
Common stock issued in exchange for professional services				510,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-		-	400,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-		-	160,000
Net loss	-	-	-		-		(718,710)	(718,710)
Balance, January 31, 2013	97,560,415	$97,560	$645,242	$510,000	$6,944		$(862,506)	$397,240

See accompanying notes to the financial statements.

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

January 31, 2013 and 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - SENIOR SECURED CONVERTIBLE NOTE PAYABLE

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded an initial deferred loan cost in the amount of $560,000 in connection with the issuance of the 2,500,000 shares and the transfer of the 1,000,000 shares. This loan cost is being amortized to interest expense over the term of the loan, which is twelve months. The company recorded amortization of deferred loan costs in the amount of $107,779 during the three and six months ended January 31, 2013.

NOTE 4 - SHARE CAPITAL

In August 2012, the Company raised $35,000 for 610,415 restricted shares of common stock. The stock certificate for these shares was issued in November 2012.

On November 15, 2012, the Company issued 2,500,000 shares of restricted common stock in connection with the issuance of the convertible note referred to in Note 3 in the amount of $100,000.

In January 2013 the Company received an investment of $15,000 for 300,000 restricted shares.

During the six months ended January 31, 2013, the Company entered into three-year endorsement agreements with seven sports figures who have agreed to endorse the Company and its products for an aggregate of 3,070,000 restricted shares of the Company’s common stock plus an additional 955,000 contingent restricted shares based on certain performance criteria. The Company has recorded an aggregate Marketing Expense of $300,000 and $393,000 relating to the contracts for the three and six months ended January 31, 2013, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from February 1, 2013 through December 30, 2013, the date these amended and restated financial statements were available for issuance and has determined that it does not have any material subsequent events to disclose other than the matters disclosed below.

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

The fair market value of the shares was $643,750 on the date of the agreement.

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

On April 30, 2013, the Company sold an 18% Senior Convertible Debenture in the principal amount of $60,000 (the “Debenture”). The Debenture matures on April 30, 2014 and has an interest rate of 18% per annum payable monthly and on each conversion date. The conversion price of the Debenture is 65% of the average of the lowest three closing bid prices of the Common Stock for the twenty trading days immediately prior to the conversion date.

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

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant was $50,777 on the date of issuance.

The convertible notes payable issued on February 27, 2013 and April 30, 2013 contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The Company recorded a derivative liability of $235,165 related to the Variable Conversion Feature.

The Company is negotiating with other potential funding sources, the proceeds from which, if received, would repay all amounts due under this agreement within 90 days of the execution date. If all amounts are repaid within the 90 day period, the agreement will be considered terminated and all convertibility features would no longer exist.

On October 14, 2013, the licensor in the Dethrone licensing agreement sent a notice of termination of this license agreement wherein it purposed to terminate this license agreement and demanded licensing fees of $475,000. The Company has asserted that the licensor has repudiated the license agreement and demanded damages of $850,000. This issue has not progressed passed this point and the Company is currently awaiting service of a complaint.

Additionally, the Company is involved in a dispute with Overtime Marketing, SE, LLC and Overtime Marketing, LLC (“Potential Plaintiffs”) with which it had signed an agreement for marketing services. Potential plaintiffs have sent Company a demand letter seeking payment in the amount of $4,814,500 arising from an alleged breach of a term sheet that provided for the Company to compensate plaintiffs with up to 5,000,000 shares of its restricted common stock in exchange for certain marketing services. Settlement negotiations with potential plaintiffs are in process and Company legal counsel is unable at this time to estimate any potential liability of the Company resulting from this dispute. The Company is currently awaiting service of a complaint. No liability has been accrued as a result of this dispute.

On October 10, 2013, the Company entered into a license agreement (“License Agreement”) with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “License”) as well as a one-time right of first refusal to license other types of beverages. The Company’s rights under the License Agreement are contingent upon Licensor’s prior written approval of any sports performance drinks developed or proposed by the Company to contain any of the Trademarks (“Licensed Products”).

In consideration for the License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

		Minimum		Minimum
	Time Period:	Net Revenue		Quarterly Payments

(a)	Effective Date through 12/31/13	$0.0		N/A
(b)	01/01/14 through 12/31/14	$1,000,000.00		$37,500.00
(c)	01/01/15 through 12/31/15	$1,600,000.00	*	$50,000.00
(d)	01/01/16 through 12/31/16	$2,500,000.00	**	$75,000.00

* 2015 minimum Net Revenue shall be the greater of 120% of the actual 2014 Net Revenue or $1,600,000.00.

*** 2016 Minimum Net Revenue shall be the greater of 110% of the actual 2015 Net Revenue or $2,500,000.00. During any Extension Term and beyond 2016, the annual Minimum Net Revenue shall be at least 105% greater than the previous year.

In addition to the cash payment, the Company will also issue 5,437,603 shares of its common stock to the Licensor. During each quarter of the term of the Agreement, the Licensor shall have the option to convert a portion or all of the greater of the minimum quarterly payments or the actual earned royalties into shares of stock of the Company at an exercise price equal to the lesser of $0.03 per share or the VWAP for the ten (10) trading days prior to the end of the respective quarter during the term.

In August 2013, a convertible note holder converted $5,000 in principal in exchange for 5,000,000 shares of the Company’s common stock.

On August 26, 2013, the Company sold an 8% Convertible Note in the principal amount of $42,500 pursuant to a Securities Purchase Agreement. The note matures on May 21, 2014 and has an interest rate of 8% per annum until the note becomes due. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof. The note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note. However, the note shall not be converted if the conversion would result in beneficial ownership by the holder of the note and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the note holder upon with not less than 61 days’ prior notice to the Company. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

On October 1, 2013, the Company sold an 8% Convertible Note in the principal amount of $32,500 pursuant to a Securities Purchase Agreement. The note matures on June 19, 2014 and has an interest rate of 8% per annum until the note becomes due. Any amount of principal or interest on the note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof. The note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the note. However, the note shall not be converted if the conversion would result in beneficial ownership by the holder of the note and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the note holder upon with not less than 61 days’ prior notice to the Company. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

In October 2013, a convertible note holder converted $10,200 in principal in exchange for 2,000,000 shares of the Company’s common stock.

NOTE 7 – AMENDED FINANCIAL STATEMENTS

The Company is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended January 31, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on March 18, 2013 (the “Original Filing”) and previously amended on October 7, 2013 (the “First Amended Filing”).

The Company is filing this Amendment in order to:

1.	Record share based compensation in the proper period.
2.	Properly classify shares subscribed to but not yet issued.
3.	Correct the amount of deferred financing costs and related amortization recognized during the period.
4.	State the correct number of shares of common stock outstanding on the date of the Original Filing.

Accordingly, net loss for the three and six months ended January 31, 2013, as previously reported, of $260,582 and $405,837, respectively, has changed to a net loss of $298,455 and $718,710, for the three and six months ended January 31, 2013, respectively. This Amendment should be read in conjunction with the Original Filing and the First Amended Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

We have also entered into contracts with several professional sports personalities to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,070,000 restricted shares of common stock over the lives of the contracts plus up to an additional 955,000 contingent shares based on performance criteria.

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

Six Months Ended January 31, 2013 compared with Six Months Ended January 31, 2012

	2013	2012

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	175,673	16,461
Marketing	183,129	-
Product development	37,019	-
Compensation	314,500	-

TOTAL OPERATING EXPENSES	710,321	16,461

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(8,389)	-

LOSS FROM CONTINUING OPERATIONS	$(718,710)	$(16,461)

General and administrative – includes $107,779 in deferred finance cost amortization.

Marketing - includes $182,129 relating to the shares that are issuable under endorsement contracts.

Compensation – includes compensation paid to the officer of the Company of $27,500 and $253,500 in share based compensation for services rendered.

Interest expense consist of $8,389 of interest expense related to notes payable.

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

In August 2012, the Company raised $100,000 for 670,000 restricted shares of common stock.  The stock certificate for these shares was issued in November 2012.

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and facilitated the transfer of 1,000,000 shares of previously issued shares to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded a deferred loan cost in the amount of $560,000 in connection with the issuance of the 2,500,000 shares and the transfer of the 1,000,000 shares and has reflected amortization of those costs in the form of amortization expense in the amount of $107,779 for the six months ended January 31, 2013.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2013 as well as our From 10Q for the quarter ended October 31, 2013. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.

We have made significant attempts to correct this issue including entering into an agreement to outsource our accounting and financial reporting functions to Clear Financial Solutions, Inc. of Houston, Texas. Management believes this arrangement will ensure the timely filing of future financial reports.

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

December 31, 2013

