Form 10-Q/A
period 2013-04-30
HIGH PERFORMANCE BEVERAGES CO.
filed 2013-12-31
CIK 1504222

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

Yes ☐. No ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 103,970,000 shares of Common Stock as of June 24, 2013.

EXPLANATORY NOTE

Dethrone Royalty Holdings, Inc., a Nevada corporation (the “Company”), is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended April 30, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on June 25, 2013 (the “Original Filing”) and previously amended on October 7, 2013 (the “First Amended Filing”).

The Company is filing this Amendment in order to:

1.	Record share based compensation in the proper period.
2.	Properly classify shares subscribed to but not yet issued.
3.	Correct the amount of deferred financing costs and related amortization recognized during the period.
4.	State the correct number of shares of common stock outstanding on the date of the Original Filing.

Accordingly, net loss for the three and nine months ended April 30, 2013, as previously reported, of $895,206 and $1,421,043, respectively, has changed to a net loss of $1,081,776 and $1,800,443, for the three and nine months ended April 30, 2013, respectively. This Amendment should be read in conjunction with the Original Filing and the First Amended Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2013 AND JULY 31, 2012

(Unaudited)

	April 30, 2013	July 31, 2012
ASSETS
Current Assets
Cash	$39,015	$-
Accounts receivable	37,042	-
Inventory	26,587	-
Deferred loan costs	316,977
Total Current Assets	419,621	-

Total Assets	$419,621	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$44,463	$4,050
Convertible notes payable, net	240,000	-
Derivative liability	118,133	-
Total Current Liabilities	402,596	4,050

Total Liabilities	402,596	4,050

Commitments and contingencies (Note 5)	-	-

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 103,970,000 and 94,760,415 shares issued and outstanding	103,970	94,150
Stock subscription payable	282,220	61,361
Additional paid-in capital	1,568,130	(22,709)
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(1,944,239)	(143,796)
Total Stockholders’ Equity (Deficit)	17,025	(4,050)

Total Liabilities and Stockholders’ Equity (Deficit)	$419,621	$-

See accompanying notes to the consolidated financial statement

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	2013	2012

REVENUES	$53,283	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	17,784	-

OPERATING EXPENSES	966,172	350

OTHER (INCOME) EXPENSE
Change in derivative liability	118,133	-
Interest expense	15,212	-

LOSS FROM CONTINUING OPERATIONS	(1,081,733)	(350)

DISCONTINUED OPERATION - net	-	-

NET LOSS	$(1,081,733)	$-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	102,503,597	321,875,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012

(Unaudited)

	2013	2012

REVENUES	$53,283	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	17,784	-

OPERATING EXPENSES	1,676,493	21,839

OTHER (INCOME) EXPENSE
Change in derivative liability	118,133
Interest expense	44,697	-

LOSS FROM CONTINUING OPERATIONS	(1,800,443)	(21,839)

DISCONTINUED OPERATION - net	-	(25)

NET LOSS	$(1,800,443)	$(21,864)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,834,559	321,875,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012

2013

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,800,443)	$(21,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,211,518	12,000
Amortization of deferred financing costs	243,023	-
Change in derivative liability	118,133	-
Changes in assets and liabilities:
Increase in accounts receivable	(37,042)	-
Increase in prepaid expenses and inventory	(26,587)	-
Increase in accrued expenses	40,413	9,804

Cash used in Operating Activities	(250,985)	(60)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	240,000	-
Sale of shares	50,000	-
Retirement of shares	-	(859)
Cash provided by (used In) financing activities	290,000	(859)

NET INCREASE (DECREASE) IN CASH	39,015	-
Cash, beginning of period	-	919

Cash, end of period	$39,015	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-
Financing activities
Shares issued for loan origination costs	$560,000	$-

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH APRIL 30, 2013

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Balance, July 31, 2012	94,150,000	$94,150	$(22,709)	$61,361	$6,944	$(143,796)	$(4,050)
Issuance of shares for services rendered	6,409,585	6,410	922,888	282,220	-	-	1,211,518
Common stock issued for cash	910,415	910	110,451	(61,361)	-	-	50,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	-	400,000
Net loss	-	-	-		-	(1,800,443)	(1,800,443)
Balance, April 30, 2013	103,970,000	$103,970	$1,365,002	$282,220	$6,944	$(1,944,239)	$17,025

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had recurring losses and an accumulated deficit of $1,944,239 through April 30, 2013 and had no committed source of debt or equity financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	April 30,	July 31,
Description	2013	2012
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. . If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers. The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization on the deferred financing costs in the amount of $243,023 for the nine months ended April 30, 2013, which is reflected in the statement of operations. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.	$100,000	$-

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

	80,000	-

On April 30, 2013, the Company entered into a Debenture. In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $0.03 per share (subject to adjustment as provided in the debenture).   The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash.  The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise. The fair value of the warrant on the date of grant was $50,777.

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

	60,000	-
Total convertible notes payable, net of discount	$240,000	$-

The convertible notes payable issued on February 20, 2013 and April 30, 2013 contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet.

Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.
Level 2 valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

Level 3 valuations:	Significant inputs to valuation model are unobservable.

We classify assets and liabilities measured at fair value in their entirety based on the lowest level of input that is significant to their fair value measurement. We measure all our derivative financial instruments that are required to be measured at fair value on a recurring basis using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the month period ended April 30, 2013, the Company recorded a derivative liability of $118,113 related to the Variable Conversion Feature and recognized a change in the derivative liability of $118,113. At April 30, 2013, derivative liability was $118,113.

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

During the nine months ended April 30, 2013, the Company entered into three-year endorsement agreements with seven sports figures who have agreed to endorse the Company and its products for an aggregate of 5,220,000 restricted shares of the Company’s common stock plus an additional 955,000 contingent restricted shares based on certain performance criteria. The Company has recorded an aggregate Marketing Expense of $393,000 relating to the shares. The Company evaluated these awards under FASB ASC 505-50 and determined that awards dependent upon performance conditions should be recognized as expense as the performance conditions are met.

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

The Company recorded an expense equal to all the shares covered by the Sponsorship Contract based on the price of Company shares on the date the Company entered into the agreement which resulted in a recorded expense of approximately $643,750 for the nine months ended April 30, 2013.

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

NOTE 6 - SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from May 1, 2013 through December 30, 2013, the date the amended and restated financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose other than the matters disclosed below.

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

NOTE 7 – AMENDED FINANCIAL STATEMENTS

The Company is filing this Amendment No. 2 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended April 30, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on June 25, 2013 (the “Original Filing”) and previously amended on October 7, 2013 (the “First Amended Filing”).

The Company is filing this Amendment in order to:

5.	Record share based compensation in the proper period.
6.	Properly classify shares subscribed to but not yet issued.
7.	Correct the amount of deferred financing costs and related amortization recognized during the period.
8.	State the correct number of shares of common stock outstanding on the date of the Original Filing.

Accordingly, net loss for the three and nine months ended April 30, 2013, as previously reported, of $895,206 and $1,421,043, respectively, has changed to a net loss of $1,081,776 and $1,800,443, for the three and nine months ended April 30, 2013, respectively. This Amendment should be read in conjunction with the Original Filing and the First Amended Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

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

Nine Months Ended April 30, 2013 compared with Nine Months Ended April 30, 2012

	2013	2012

REVENUES	$53,283	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	17,784	-

OPERATING EXPENSES	1,676,493	21,839

OTHER INCOME (EXPENSE)
Change in derivative liability	(118,133)	-
Interest expense and finance costs	(15,212)	-

LOSS FROM CONTINUING OPERATIONS	(1,081,733)	(21,839)

Revenue

Revenue increased by $53,283 for the nine months ended April 30, 2013, compared to $0 for the nine months ended April 30, 2012.  This increase in revenues was the result of the company commencing substantive operations.

Operating Expenses

Operating expense increased by $1,654,654 to $1,676,476 for the nine months ended April 30, 2013, compared to $21,839 for the nine months ended April 30, 2012. This decrease in G&A expenses was primarily due to the commencement of substantive operations and share based compensation.

Marketing - for the nine months ended April 30, 2013 includes $188,000 relating to the shares that are issuable for Year One of each of the agreements with the four athletes who have agreed to endorse our products.

Compensation - all compensation has been paid to Messrs. McBride and Holley.

Interest expense and finance costs consist of $15,212 in interest related to notes payable.

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

Risks Related to the Business

DRH has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern .

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

