Form 10-K
period 2013-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2013-12-31
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-170393

HIGH PERFORMANCE BEVERAGES COMPANY

(Exact Name of Registrant as Specified in its Charter)

Nevada	27-3566307
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5137 E. Armor St. Cave Creek, AZ	85331
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 602.326.8290

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:  Common Stock par value $.001 per share

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

Yes ☐     . No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     . No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  January 31, 2013 was approximately $2,058,021 (based on the closing price reported on date closest to January 31, 2013 when trading took place on the OTCBB of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of December 30, 2013 the number of outstanding shares of the registrant's Common Stock was 121,407,603.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

HIGH PERFORMANCE BEVERAGES COMPANY

PART I

This Annual Report on Form 10-K of High Performance Beverage Comany (referred to as the “Company,” “we” or “us”) (formerly Dethrone Royalty Holdings, Inc., formerly Exclusive Building Services, Inc.) includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

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

In April 2012, the Company entered into an exclusive license agreement with Dethrone Royalty, Inc. (the “Dethrone License Agreement”) giving the Company the right to use the Dethrone trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages.

In August 2012, the Company changed its name to Dethrone Royalty Holdings, Inc.

October 2013, the Dethrone License Agreement was terminated and the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages.

Effective November 14, 2013, the Company changed its name to High Performance Beverages Company in order to better reflect the direction and business of the Company.

Dethrone License

The Dethrone License Agreement with Dethrone Royalty, Inc. is for five years and requires payments as follows:

Year	Royalty
1	12% of Gross Profit
2	$50,000 plus 8% of Gross Profit
3	$100,000 or 6% of Gross profit, whichever is higher
4	$150,000 or 6% of Gross profit, whichever is higher
5	$200,000 or 6% of Gross profit, whichever is higher

The Dethrone License Agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which, if not attained by the Company, gives Dethrone Royalty, Inc. the right to terminate the Dethrone License Agreement. These minimums are as follows:

Year	Minimum Sales
1	$-0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

The Dethrone License Agreement with Dethrone Royalty, Inc. also requires the Company to maintain various liability insurance coverage.

The Company’s officers have formulas that will be used for the initial products that are planned. They have undertaken efforts to raise the financing necessary to manufacture the initial products using outside contractors and implement marketing programs. The initial expenditures are being used for:

·	Production of bottles, labels and caps,
·	Purchase of inventory needed for beverage content,
·	Marketing materials,
·	Travel and business expenses, and
·	Shipping costs of our first orders.

In October 2013, the Dethrone License Agreement was terminated.

Throwdown License

On October 10, 2013, he Company, entered into a license agreement (“Throwdown License Agreement”) with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages. The Company’s rights under the Throwdown License Agreement are contingent upon Licensor’s prior written approval of any sports performance drinks developed or proposed by the Company to contain any of the Trademarks (“Throwdown Licensed Products”).

In consideration for the Throwdown License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the Throwdown License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

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

In addition to the cash payment, the Company will also issue 5,437,603 shares of its common stock to the Throwdown Licensor. During each quarter of the term of the Agreement, the Throwdown Licensor shall have the option to convert a portion or all of the greater of the minimum quarterly payments or the actual earned royalties into shares of stock of the Company at an exercise price equal to the lesser of $0.03 per share or the VWAP for the ten (10) trading days prior to the end of the respective quarter during the term.

During the term of the Throwdown License Agreement, the Licensor will not grant any license that will enable any third party to directly compete with the Company by selling other sports performance drinks within the United States and Canada. The Throwdown License Agreement has an initial term of three (3) years and is automatically extended for one (1) additional three (3) year period unless either party elects not to extend the term.

In the event the Throwdown Licensor creates an independent and formal relationship with one of the Company’s athlete endorsers, the Throwdown Licensor agrees to pay the Company twenty five percent (25%) of any compensation paid to the athlete endorser for athlete endorser participation.

Either party may terminate the Throwdown License Agreement upon thirty (30) days written notice if the other party is in material breach of the Throwdown License Agreement and fails to cure or take reasonable steps to cure the breach within the given time period in accordance with the Throwdown License Agreement. In addition, the Licensor has the right to terminate the Throwdown License Agreement immediately upon occurrence of certain events pursuant to the Throwdown License Agreement.

In connection with the Throwdown License Agreement, the Company entered into a series of lock-up agreements (“Lock-up Agreement”) with certain shareholders pursuant to which the shareholders agree that they shall not transfer or dispose of any securities of the Company beneficially owned by them without prior written consent of Throwdown while the Throwdown License Agreement and the Lock-up Agreement are in effect.

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

We have also entered into an agreement with Dethrone Royalty, Inc. which:

·	Enables us to change our corporate name to Dethrone Royalty Holdings, Inc. (“DRH”), which we did in August 2012.

·	Have the right to match any offer that Dethrone Royalty, Inc. receives to be acquired.

·	Dethrone Royalty, Inc. and the Company will create links to each other’s websites.

·	Dethrone Royalty, Inc. will produce and distribute lines of shirts/clothing for each sports figure signed as endorsers by the Company and market the shirts through its normal distribution channels. The Company will receive commissions equal to 12.5% of the net sales generated by these shirts.

In October 2013, the Dethrone License Agreement was terminated.

As discussed above, In October 2013, the Company entered into the Throwdown License Agreement, pursuant to which the Throwdown Licensor granted the use of the Throwdown Trademarks solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada as well as a one-time right of first refusal to license other types of beverages.

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Pablo Sandavol, Matt Moulson and Salvador Perez) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,070,000 restricted shares of common stock over the lives of the contracts plus up to an additional 2,460,000 contingent shares based on performance criteria. During the year ended July 31, 2013, we have recorded an aggregate Marketing Expense of $393,000 relating to the shares that are issuable.

Competition

Most of our competitors, which include well-known companies and established brands like Gatorade, have significantly greater financial and marketing resources than do we. We will compete in the marketplace using the name recognition of the athletes who endorse our beverages and the taste of the beverage

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At July 31, 2013, we had two employees, Toby McBride and Michael J. Holley, who each devote fulltime to us. There are no written employment contracts or agreements with Messrs. McBride and Holley.

Contractors and vendors will be used by us to conduct the manufacturing and distribution aspects of our business.

Item 1A. RISK FACTORS

Risks Related to the Business

The Company has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The Company has virtually no financial resources. We have positive working capital of $21,375 and a stockholders’ deficit of $221,055 at July 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2013 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

The Company is and will continue to be completely dependent on the services of our senior officers, Toby McBride and Michael Jay Holley, the loss of whose services may cause our business operations currently contemplated to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

The Company’s operations and business strategy are completely dependent upon the knowledge and business connections of Toby McBride and Michael Jay Holley. They are under no contractual obligation to remain employed by us. If either or both should choose to leave us for any reason or if either becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this prospectus. We will fail without the services of Messrs. McBride and Holley or an appropriate replacement(s).

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

Our license agreement with Throwndown Licensor specifies minimum levels of sales which must be met. If we lost that Throwdown License Agreement, our operations as currently planned are likely to fail.

Our Throwdown License Agreement with Throwdown Licensor specifies minimum levels of sales which, if not attained, gives Throwdown Licensor the right to terminate the Throwdown License Agreement.  We will market our products very aggressively, but there are no assurances that we will be successful in meeting the targets set forth in the Throwdown License Agreement. If we lost that Throwdown License Agreement, our operations as currently planned are likely to fail.

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

We have only two directors, who are also our principal executive officers. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues, including all major decisions on operations and corporate matters such as approving business combinations.

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

Market Information

In February 2012, the Company approved a 31.25 for 1 forward split of its common stock effective March 17, 2012. All share and per share disclosures give retroactive effect to this forward split.

There is not a consistently active market for the shares of our common stock. The trading symbol for our common stock is DRHC. We plan to change our trading symbol in connection with the name change to “High Performance Beverages Company.” There can be no assurance that a liquid market will develop in the foreseeable future.

We are trying, through a broker-dealer and its clearing firm, to become eligible with the DTC to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this means is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC markets for the periods indicated.

	High	Low
Fiscal 2012	$	$

First Quarter	0.33	0.17
Second Quarter	0.20	0.04
Third Quarter	0.09	0.03
Fourth Quarter	0.04	0.01

Fiscal 2011	$	$

First Quarter	-	-
Second Quarter	-	-
Third Quarter	-	-
Fourth Quarter	1.30	0.19

Holders

As of the close of business on December 23, 2013, there were 40 stockholders of record of our common stock, and 121,407,603 shares were issued and outstanding.

Dividends

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

Securities Authorized for Issuance under Equity Compensation Plans

In August 2012, the Company sold an aggregate of 670,000 restricted shares of common stock for $100,000.

Recent sales of unregistered securities.

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

The foregoing descriptions of the Debenture and Warrant referred to above do not purport to be complete and are qualified in their entirety by reference to these agreements.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On August 26, 2013, (the “Company, sold an 8% Convertible Note in the principal amount of $42,500 (the “August Note”) pursuant to a Securities Purchase Agreement. The August Note matures on May 21, 2014 and has an interest rate of 8% per annum until the August Note becomes due. Any amount of principal or interest on the August Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof.

The August Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the August Note. However, the August Note shall not be converted if the conversion would result in beneficial ownership by the holder of the August Note and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the August Note holder upon with not less than 61 days’ prior notice to the Company. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

If the Company fails to pay the principal hereof or interest thereon when due at the maturity date, the August Note shall become immediately due and payable and the Company shall pay to the holder of the August Note an amount equal to the Default Sum (as defined in the August Note). If the Company fails to issue common stock of the Company upon exercise of the August Note, the August Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum multiplied by two. Upon any other Event of Default (as defined in the August Note), the August Note shall become immediately due and payable and the Company shall pay to the holder of the August Note an amount equal to the greater of (i) 150% times the Default Sum or (ii) the “parity value” (as defined in the August Note) of the Default Sum to be prepaid.

The foregoing descriptions of the August Note and the Securities Purchase Agreement referred to above do not purport to be complete and are qualified in its entirety by reference to the August Note and the Securities Purchase Agreement.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On October 10, 2013, the Company entered into the Throwdown License Agreement with the Throwdown Licensor, pursuant to which the Throwdown Licensor the Throwdown Trademarks solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada as well as a one-time right of first refusal to license other types of beverages. The Company’s rights under the Throwdown License Agreement are contingent upon Throwdown Licensor’s prior written approval of any sports performance drinks developed or proposed by the Company to contain any of the Throwdown Trademarks.

In consideration for the Throwdown License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Throwdown Licensed Products during the term of the Throwdown License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

				Minimum
		Minimum		Quarterly
	Time Period:	Net Revenue		Payments

(a)	Effective Date through 12/31/13	$0.0		N/A
(b)	01/01/14 through 12/31/14	$1,000,000.00		$37,500.00
(c)	01/01/15 through 12/31/15	$1,600,000.00	*	$50,000.00
(d)	01/01/16 through 12/31/16	$2,500,000.00	**	$75,000.00

* 2015 minimum Net Revenue shall be the greater of 120% of the actual 2014 Net Revenue or $1,600,000.00.

*** 2016 Minimum Net Revenue shall be the greater of 110% of the actual 2015 Net Revenue or $2,500,000.00. During any Extension Term and beyond 2016, the annual Minimum Net Revenue shall be at least 105% greater than the previous year.

In addition to the cash payment, the Company will also issue 5,437,603 shares of its common stock to the Throwdown Licensor. During each quarter of the term of the Throwdown LicenseAgreement, the Throwdown Licensor shall have the option to convert a portion or all of the greater of the minimum quarterly payments or the actual earned royalties into shares of stock of the Company at an exercise price equal to the lesser of $0.03 per share or the VWAP for the ten (10) trading days prior to the end of the respective quarter during the term.

During the term of the Throwdown License Agreement, the Throwdown Licensor will not grant any license that will enable any third party to directly compete with the Company by selling other sports performance drinks within the United States and Canada. The Throwdown License Agreement has an initial term of three (3) years and is automatically extended for one (1) additional three (3) year period unless either party elects not to extend the term.

In the event the Throwdown Licensor creates an independent and formal relationship with one of the Company’s athlete endorsers, the Throwdown Licensor agrees to pay the Company twenty five percent (25%) of any compensation paid to the athlete endorser for athlete endorser participation.

Either party may terminate the Throwdown License Agreement upon thirty (30) days written notice if the other party is in material breach of the Throwdown License Agreement and fails to cure or take reasonable steps to cure the breach within the given time period in accordance with the Throwdown License Agreement. In addition, the Throwdown Licensor has the right to terminate the Throwdown License Agreement immediately upon occurrence of certain events pursuant to the Throwdown License Agreement.

In connection with the Throwdown License Agreement, the Company entered into a series of lock-up agreements (“Lock-up Agreement”) with certain shareholders pursuant to which the shareholders agree that they shall not transfer or dispose of any securities of the Company beneficially owned by them without prior written consent of Throwdown while the Throwdown License Agreement and the Lock-up Agreement are in effect.

The foregoing descriptions of the Throwdown License Agreement and the Lock-up Agreement referred to above do not purport to be complete and are qualified in their entirety by reference to the Throwdown License Agreement and the Lock-up Agreement.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2013 and 2012 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern.

Operations

A detailed description of our operating history is set forth under BUSINESS.

A summary of operations for the fiscal years ended July 31, 2013 and 2012 follows:

	2013	2012

REVENUES	$55,143	$-
COST OF GOODS SOLD	36,411	-
Gross Profit	18,732	-
OPERATING EXPENSES
General, administrative and other	502,162	49,820
Marketing	982,637	5,863
Product development	37,077	45,413
Compensation	313,007	20,000

TOTAL OPERATING EXPENSES	1,843,883	121,096

Interest expense and finance costs	120,329	5,863
Change in derivative liability	242,430	45,413
LOSS FROM CONTINUING OPERATIONS	(2,178,910)	(121,096)

DISCONTINUED OPERATION - net	-	(25)

NET LOSS	$(2,178,910)	$(121,121)

General, administrative and other expenses consist of professional fees, office supplies and travel expenses relating to the introduction of the new product line. The increase of $452,342 during the year ended July 31, 2013, from $49,820 at July 31, 2012 to $502,162 at July 31, 2013, is primarily due to amortization of deferred financing costs of $303,893 that were not incurred in the prior year, an increase in professional fees of 41,399, bad debt expense of $37,042, license fees of $13,959, royalty fees of $25,624, and commissions of $20,000.

Marketing costs relate to the costs of press releases and meetings with individuals considered important to the marketplace introduction of our new product line. The increase of $976,774 during the year ended July 31, 2013, from $5,863 at July 31, 2012 to $982,637 at July 31, 2013, is primarily due to share based compensation paid to professional athletes under product endorsement agreements of $942,400 and an increase in advertising costs of $29,801.

Product development costs consist of costs for planning for product packaging, samples and similar introductory costs. The decrease of $8,336 during the year ended July 31, 2013, from $45,413 at July 31, 2012 to $37,077 at July 31, 2013, is due to the reduced need for product development as our products have been launched and are on the market.

Compensation increased by $293,007, from $20,000 during the year ended July 31, 2012 to $313,007 during the year ended July 31, 2013. The increase was due to $250,507 in share based in the current period and none in the prior year and an increase in cash compensation expense of $42,500. All cash compensation was paid to Messrs. Holley and McBride and one sales manager.

Other income (expense) increased ($362,759) during the year ended July 31, 2013 compared to the year ended July 31 , 2012, when Other income (expense) was zero. The increase is due to interest expense of $120,329 and the change in derivative liability of $242,430.

Net loss for the year ended July 31, 2013 increased by $2,057,789, from ($121,121) during the the year ended July 31, 2012 to ($2,178,910), primarily due to share based compensation expense, deferred financing cost and note discount amortization, interest expense and change in derivative liability.

Other

As a corporate policy, we will incur few cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below.

Liquidity and Capital Resources

The Company has financed its operations through the private placement of debt and its common stock.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8. FINANCIAL STATEMENTS

Our consolidated financial statements as of July 31, 2013 and the fiscal year then ended start on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

(a) Dismissal of PMB Helin Donovan, LLP

On February 28, 2013, the Board of Directors of the Company dismissed PMB Helin Donovan, LLP (“PMB”) as its independent registered public accounting firm.

The report of PMB on the Company’s financial statements for the fiscal years ended July 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. The report did include an explanatory paragraph about the uncertainty as to the Registrant's ability to continue as a going concern. During the period of PMB’s engagement as the Company’s independent registered public accounting firm through February 28, 2013 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with PMB on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PMB, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Registrant has provided PMB with a copy of this Report prior to its filing with the SEC and requested PMB to furnish the Registrant with a letter addressed to the SEC, stating whether or not it agrees with the statements made above.

(b) Engagement of L.L. Bradford & Company, LLC.

On February 28, 2013, the Board of Directors appointed L.L. Bradford & Company, LLC. (“LLB”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through February 28, 2013, neither us nor anyone on our behalf consulted LLB regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report.  In making its assessment, management followed an approach based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and has concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2013 as well as our From 10Q for the quarter ended October 31, 2013. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.

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

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended July 31, 2013 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Toby McBride	44	Chief Executive Officer, Treasurer and Chairman
Michael Holley	37	President and director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on August 31, 2014. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

Except as described below, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of the Company:

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Company’s board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by , the Company for any expenses incurred in attending directors' meetings provided that theCompany has the resources to pay these fees. The Company will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11. EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended July 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Toby McBride,	2013	23,000	-	-	-	-	-	-	23,000
CEO, CFO and Director	2012	-	-	-	-	-	-	10,000	10,000
Michael Holley,	2013	23,750	-	-	-	-	-	-	23,750
President and Director	2012							10,000	10,000
Patricia G. Skarpa,	2013	-	-	-	-	-	-	-	-
Former CEO, CFO and Director	2012	-	-	-	-	-	-	4,250	4,250

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of Decembrer 23, 2013, we had 121,407,603 shares of common stock outstanding which are held by 40 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of December 23, 2013; of all directors and executive officers of the Company; and of our directors and officers as a group.

Title Of Class	Name, Title and Address of Beneficial Owner of Shares(a)	Amount of Beneficial Ownership(b)	Percent of Class

Common	Toby McBride	28,125,000	23.17
Common	Michael Holley	28,125,000	23.17

	All Directors and Officers as a group (2 persons)	56,250,000	46.24

(a) The address for purposes of this table is the Company’s address which is 5137 E. Armor St., Cave Creek, AZ 85331.

(b) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

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

We have incurred fees totaling $13,550 for the fiscal year ended July 31, 2013 with LL Bradford for audit services for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal year ended July 31, 2012.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
3.3	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013)
4.1	Form of Amended and Restated Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on June 25, 2013)
4.2	8% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2013)
4.3	8% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2013)
10.1	License Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 20, 2012)
10.2	Spinoff Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 27, 2012)
10.3	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2013)
10.4	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2013)
10.5	License Agreement by and between Throwdown Industries Holdings, LLC and Dethrone Royalty Holding, Inc. dated October 10, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2013)
10.6	Form Lock-Up Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2013)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
21.1	List of Subsidiaries
31	Certification by Chief Executive Officer and Treasurer pursuant to Sarbanes-Oxley Section 302
32	Certification by Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350
EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRLTaxonomy Extension Schema Document *
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herein.

** To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dethrone Royalty Holdings, Inc

By:	/s/ Toby McBride
Toby McBride
Chief Executive Officer, President (Principal Executive Officer), Treasurer (Principal Accounting and Financial Officer) and Chairman of Tthe Board

December 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

Chief Executive Officer, President
/s/ Toby McBride	(Principal Executive Officer),	December 31, 2013
Toby McBride	Treasurer (Principal Accounting and Financial Officer) and Chairman of the Board

/s/ Michael Holley	President and Director	December 31, 2013
Michael Holley

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors

High Performance Beverages Company

Cave Creek, Arizona

We have audited the accompanying consolidated balance sheet of High Performance Beverages Company ("the Company") as of July 31, 2013 and the related statement of operations, shareholders' equity (deficit), and cash flows for the year then ended.

Management's Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design , implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor's Responsibility

Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedure s selected depend on the auditor's judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity's preparation and fair presentation of the financial statement s in order to design audit procedures that are appropriate in the circumstances , but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Performance Beverages Company as of July 31, 2013, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that High Performance Beverages Company will continue as a going concern. As discussed in Note 3 to the financial statements, High Performance Beverage Company has an accumulated deficit, negative shareholders' equity, and a net working capital deficiency at July 31, 2013, which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LL Bradford & Company, LLC

LL Bradford & Company, LLC

www.llbradford.com Houston,

Texas

December 30, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

High Performance Beverages Company

Cave Creek, Arizona

We have audited the accompanying consolidated balance sheets of High Performance Beverages Company (“the Company”) as of July 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ (deficit), and cash flows for the years then ended and for the period from February 28, 2007 (“Inception”) to July 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Performance Beverages Company as of July 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended and for the period from Inception to July 31, 2012, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that High Performance Beverages Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, High Performance Beverages Company has not yet generated cash flow from operations and projected operating losses to be incurred during the next twelve months raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 4.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PMB Helin Donovan, LLP
PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

October 26, 2012

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

JULY 31, 2013 AND 2012

	July 31, 2013	July 31, 2012
ASSETS
Current Assets
Cash	$3,920	$-
Accounts receivable, net	-	-
Inventory	31,034	-
Deferred loan costs	174,857
Total Current Assets	209,811	-

Total Assets	$209,811	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$60,564	$4,050
Convertible notes payable, net	270,000	-
Derivative liability	242,430	-
Total Current Liabilities	572,994	4,050

Total Liabilities	572,994	4,050

Commitments and contingencies (Note 5)	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 108,970,000 and 94,150,000 shares issued and outstanding at July 31, 2013 and 2012, respectively	113,970	94,150
Stock subscriptions payable	282,220	61,361
Additional paid-in capital	1,561,409	(22,709)
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(2,322,706)	(143,796)
Total Stockholders’ Deficit	(363,183)	(4,050)

Total Liabilities and Stockholders’ Deficit	$209,811	$-

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JULY 31, 2013 AND 2012

	2013	2012
REVENUES	$55,143	$-
COST OF GOODS SOLD	36,411

GROSS PROFIT	18,732

OPERATING EXPENSES
General, administrative and other	502,162	49,820
Marketing	982,637	5,863
Product development	37,077	45,413
Compensation	313,007	20,000

TOTAL OPERATING EXPENSES	1,834,886	121,096

OTHER EXPENSE
Interest expense	120,329	-
Change in derivative liability	242,430	-
LOSS FROM CONTINUING OPERATIONS	(2,178,910)	(121,096)

DISCONTINUED OPERATIONS - net	-	(25)

NET LOSS	$(2,178,910)	$(121,121)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,116,484	266,132,397

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 31, 2011 through JULY 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Balance, July 31, 2011	321,875,000	321,875	(311,575)	-	6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	61,361	-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-	-	-	(859)
Sale of common stock in May 2012	400,000	400	49,600	-	-	-	50,000

Net loss					(25)	(121,096)	(1211,121)
Balance, July 31, 2012	94,150,000	$94,150	$(22,709)	$61,361	$6,944	$(143,796)	$(4,050)
Issuance of shares for services rendered	7,020,000	7,020	976,918	220,859	-	-	1,204,777
Common stock issued for cash	300,000	300	49,700	-	-	-	50,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	-	400,000
Conversion of note payable	5,000,000	5,000	-	-	-	-	5,000
Net loss	-	-	-		-	(2,178,910)	(2,178,910)
Balance, July 31, 2013	108,970,000	$108,970	$1,561,409	$282,220	$6,944	$(2,178,910)	$(363,183)

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JULY 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,178,910)	(121,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	1,198,367	12,000
Amortization of deferred financing costs	385,143	-
Change in derivative liability	248,840	-
Changes in assets and liabilities:
(Increase) decrease in inventory	(31,034)	-
Increase (decrease) in accrued expenses	56,514	(2,300)
Cash Flows Provided by (Used in) Operating Activities	(321,080)	(111,421)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	50,000	111,361
Proceeds from convertible notes payable	275,000	-
Retirement of shares	-	(859)
Cash Flows Provided by financing activities	325,000	110,502

NET INCREASE (DECREASE) IN CASH	3,920	(919)
Cash, beginning of fiscal year	-	919
Cash, end of fiscal year	$3,920	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Shares issued and transferred for loan origination fees	$560,000	$-
Conversion of convertible note payable	$5,000	-

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION

High Performance Beverages Company (formerly known as Dethrone Royalty Holdings, Inc., formerly Exclusive Building Services, Inc.) (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010.

On January 10, 2012, the Company incorporated a wholly-owned subsidiary, TO Sports Innovation, Inc. (“TO”), in Nevada. TO was inactive until March 15, 2012. TO subsequently changed its name to Dethrone Beverage, Inc. (“DB”).

Effective November 14, 2013, the Company changed its name to High Performance Beverages Company in order to better reflect the direction and business of the Company.

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

Discontinued Operation

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), the Company reported the results of its commercial cleaning services as a discontinued operation. The results of operations of business dispositions are   segregated from continuing operations and reflected as discontinued operations in current and prior periods. The application of the principle is discussed in Note 5, Discontinued Operation .

Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Inventory Valuation

Inventories are stated at the lower of cost or market value under the first-in, first-out method. The Company regularly assesses slow-moving, excess and obsolete inventory and maintains balance sheet reserves in amounts required to reduce the recorded value of inventory to lower of cost or market.

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

In calculating the value of warrants and stock options granted in the year ended July 31, 2013, the fair value of warrants and options is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent; expected volatility at the time of grant based on peer group data since the Company has no historical information; risk-free interest rate on the grant date, and expected life,

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Fair value of financial instruments

The carrying values of the Company’s financial instruments, including cash and cash equivalents, trade and other receivables, deposits, trade and other payables approximate their fair values due to the short-term maturity of such instruments. The carrying amounts of borrowings approximate their fair values because the applicable interest rates approximate current market rates.

Loss per Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares.

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

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at July 31, 2013 and had no reliable source of ongoing debt or equity financing.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	July 31,	July 31,
Description	2013	2012
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. . If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers. The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization on the deferred financing costs in the amount of $385,143 for the year ended July 31, 2013, which is reflected in the statement of operations. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.	$100,000	$-

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

	115,000	-

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

	50,000	-
Total convertible notes payable	$270,000	$-

NOTE 5 – DERIVATIVE LIABILITY

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

The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2013, the Company recorded a derivative liability of $235,165 related to the Variable Conversion Feature and recognized a change in the derivative liability of $7,265. At July 31, 2013, derivative liability was $242,430.

NOTE 6 – EQUITY

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

On April 30, 2013, the Company issued a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share. The warrant is exercisable on a cashless basis and has a three year life. The fair market value of the warrant was $50,777 on the date of issuance using Black. the fair value of warrants and options is estimated as of the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions: dividend yield of 0 percent; expected volatility of 129.23% based on peer group data since the Company has no historical information; 0.11% risk-free interest rate on the grant date, and expected life of three years.

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

In August 2012, the Company sold an aggregate of 670,000 restricted shares of common stock for $100,000.

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant on the date of issuance was $50,777 using the Black-Scholes formula assuming volatility of 142.37%, and a discount rate of 0.15%.

In June 2013, the Company issued 1,409,585 shares of common stock under endorsement contracts. The shares were valued at $376,000.

A summary of warrant activity for the year ended July 31, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Warrants	price	life (years)	Value
Outstanding July 31, 2012	-	$-
Granted	3,726,708	$0.03	2.75
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding July 31, 2013	3,726,708	$ $ 0.03	2.75	$50,777

NOTE 7 – DISCONTINUED OPERATIONS

In March 2012, the Company decided to discontinue and spinoff its office cleaning operations.

The operating results of the office cleaning operations, which are included in Discontinued Operations, are as follows:

	2013	2012

REVENUES	$25	$6,944

OPERATING EXPENSES
General and administrative
Compensation	-	4,250

TOTAL OPERATING EXPENSES	-	4,250

LOSS FROM DISCONTINUED OPERATIONS	$(25)	$(6,944)

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company entered into an exclusive license agreement with Dethrone Royalty, Inc. (the “Dethrone License Agreement”) giving the Company the right to use the Dethrone trademark worldwide in connection with the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages.

The Dethrone License Agreement with Dethrone Royalty, Inc. is for five years and requires payments as follows:

Year	Royalty
1	12% of Gross Profit
2	$50,000 plus 8% of Gross Profit
3	$100,000 or 6% of Gross profit, whichever is higher
4	$150,000 or 6% of Gross profit, whichever is higher
5	$200,000 or 6% of Gross profit, whichever is higher

The Dethrone License Agreement with Dethrone Royalty, Inc. specifies minimum levels of sales which, if not attained by the Company, gives Dethrone Royalty, Inc. the right to terminate the License Agreement. These minimums are as follows:

Year	Minimum Sales
1	$ -0-
2	$3,000,000
3	$6,000,000
4	$9,000,000
5	$12,000,000

The Dethrone License Agreement with Dethrone Royalty, Inc. also requires the Company to maintain various liability insurance coverage.

On October 14, 2013, the licensor in this licensing agreement sent a notice of termination of this license agreement wherein it purposed to terminate this license agreement and demanded licensing fees of $475,000. The Company has asserted that the licensor has repudiated the license agreement and demanded damages of $850,000. This issue has not progressed passed this point and the Company is currently awaiting service of a complaint.

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

NOTE 10 - SUBSEQUENT EVENTS

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

Management has evaluated subsequent events through December 30, 2013, the date which the financial statements were available to be issued.

