Form 10-Q
period 2013-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2013-12-31
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HIGH PERFORMANCE BEVERAGES COMPANY

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

Large Accelerated Filer    ☐    Accelerated Filer    ☐    Non-Accelerated Filer    ☐    Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 121,407,603 shares of Common Stock as of December 30, 2013.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

October 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

(Formerly Dethrone Royalty Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2013 AND JULY 31, 2013

(Unaudited)

	October 31, 2013	July 31, 2013
ASSETS
Current Assets
Cash	$23,960	3,920
Accounts receivable, net	-	-
Inventory	33,766	31,034
Deferred loan costs	26,747	$174,857
Total Current Assets	84,473	209,811
TOTAL ASSETS	$84,473	$209,811

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$111,467	$60,564
Convertible notes payable, net	230,517	135,411
Derivative liability	452,912	242,430
Total Current Liabilities	794,896	438,405

Total Liabilities	794,896	438,405

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 121,407,603 and 108,970,00 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	121,408	108,970
Stock subscriptions payable	315,600	282,220
Additional Paid-in Capital	2,825,975	1,754,203
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(3,980,350)	(2,380,911)
Total Stockholders’ (Deficit)	(710,423)	(228,594)

Total Liabilities and Stockholders’ Deficit	$84,473	$209,811

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

(Formerly Dethrone Royalty Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

(Unaudited)

	2013	2012

REVENUES	$373	$-
COST OF GOOD SOLD	1,392	-

GROSS PROFIT	(1,019)	-

OPERATING EXPENSES
General and administrative	81,607	53,380
Marketing	10,847	43,131
Product development	-	21,744
Compensation	983,292	302,000

TOTAL OPERATING EXPENSES	1,075,746	420,255

OTHER (INCOME) EXPENSE
Interest expense	312,192	-
Change in derivative liability	210,482	-
Total Other Expenses	522,674	-
NET LOSS	$(1,599,439)	$(420,255)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	110,706,264	94,150,000

See accompanying notes to the financial statements.

 HIGH PERFORMANCE BEVERAGE COMPANY

(formerly Dethrone Royalty Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,599,439)	$(420,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	957,796	417,000
Amortization of deferred financing costs	148,110	-
Amorization of beneficial conversion feature	106,923	-
Change in derivative liability	210,482	-
Changes in assets and liabilities:
Inventory	(2,732)	-
Accrued expenses	50,903	5,489
Cash Flows Provided by (Used in) Operating Activities	(127,960)	2,234

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	148,000	-
Cash Flows Provided by Financing Activities	148,000	-

NET INCREASE IN CASH	20,040	2,234
Cash, beginning of period	3,920	-
Cash, end of period	$23,960	$2,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes payable	$17,200	$-

See accompanying notes to the financial statements.

HIGH PERFORMACE BEVERAGE COMPANY

(formerly Dethrone Royalty Holdings, Inc.)

Notes to the Consolidated Financial Statements

October 31, 2013

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at October 31, 2013 or 2012.  Issuable common stock is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at October 31, 2013 and had no committed source of debt or equity financing.

While the Company is emphasizing a new product line involving the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Throwdown, there are uncertainties as to whether the Company will obtain sufficient financing to introduce and distribute the planned product or, if distributed, there will be sufficient market demand for the products.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	October 31,	July 31,
Description	2013	2013
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. . If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers. The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization on the deferred financing costs in the amount of $______ for the nine months ended April 30, 2013, which is reflected in the statement of operations. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.	$100,000	$100,000

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

	129,800	115,000

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

	50,000	55,000

On October 10, 2013, Dethrone Royalty Holdings, Inc. (the “Company”), entered into a securities purchase agreement (the “SPA”) with an investor (“Investor”), pursuant to which the Investor purchased a master promissory note (the “Master Note”) with a principal balance of $48,000 for a purchase price of $40,000 at an original issuance discount of $4,000.  The Company also agreed to pay $4,000 worth of legal, accounting and due diligence costs to the Investor.

Pursuant to the Master Note, the Investor has the right, solely in the Investor’s discretion, to subsequently purchase up to eight (8) additional promissory notes (each, an “Additional Note”, the Master Note and each Additional Note collectively, the “Notes”), at any time from the date of issuance of the Master Note until October 10, 2014.  Each Additional Note shall have a principal balance of $22,000 and shall have a purchase price of $20,000, at an original issue discount of $2,000.

Pursuant to the Master Note, if the Company repays the entire balance of each Note prior to the Prepayment Opportunity Date (as defined in the Master Note), the Company shall pay an interest rate equal to 0% per annum.  If the Company does not repay the entire balance of each Note prior to the Prepayment Opportunity Date (as defined in the Master Note) each Note shall have a one-time interest charge equal to 12% , applied to the outstanding balance of each note.

Each Note is convertible, at any time after the date six months from the Purchase Price Date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the Master Note (the “Conversion Price”).

In connection with the SPA and the issuance of the Master Note, the Company issued to the Investor, warrants to purchase shares of the Company’s common stock (the “Warrant”) at an exercise price equal to the Conversion Price. The Warrant has a term of five years. The warrant provides for both cash and cashless exercise. The fair value of the warrant on the date of issuance was $295,273.	48,000	-

8% Convertible Note, dated August 26, 2013, in the principal amount of $42,500 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on May 21, 2014 and has an interest rate of 8% per annum until the Note becomes due. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof.

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

If the Company fails to pay the principal hereof or interest thereon when due at the maturity date, the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the Default Sum (as defined in the Note). If the Company fails to issue common stock of the Company upon exercise of the Note, the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum multiplied by two. Upon any other Event of Default (as defined in the Note), the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the greater of (i) 150% times the Default Sum or (ii) the “parity value” (as defined in the Note) of the Default Sum to be prepaid.

	42,500	-

On October 1, 2013, the Company, sold an 8% Convertible Note in the principal amount of $32,500 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on June 19, 2014 and has an interest rate of 8% per annum until the Note becomes due. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof.

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

If the Company fails to pay the principal hereof or interest thereon when due at the maturity date, the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the Default Sum (as defined in the Note). If the Company fails to issue common stock of the Company upon exercise of the Note, the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum multiplied by two. Upon any other Event of Default (as defined in the Note), the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the greater of (i) 150% times the Default Sum or (ii) the “parity value” (as defined in the Note) of the Default Sum to be prepaid.

	32,500	-
Less: discounts	(399,452)	(257,237
Add: Amortization of discounts	227,1677	122,843
Total convertible notes payable, net of discount	$230,517	$135,411

NOTE 4 – DERIVATIVE LIABILITY

The convertible notes payable each contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2013, the Company recorded a derivative liability of $235,165 related to the variable conversion feature of several convertible notes payable and recognized a change in the derivative liability of $7,265. At July 31, 2013, derivative liability was $242,430. Convertible notes payable issued during the quarter ended October 31, 2013 and changes in volatility and interest rates resulted in an increase in the derivative liability of $214,346. The change in derivative liability during the three months ended October 31, 2013 was $3,864, resulting in a balance of $452,912 as of October 31, 2013.

NOTE 5 – EQUITY

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

In August, 2013, the Company converted $10,200 in notes payable in exchange for 2,000,000 shares of its common stock in accordance with the note agreement.

In October 2013, the Company converted $5,000 in notes payable in exchange for 5,000,000 the Company’s common stock in accordance with the note agreement.

In October 2013, the Company issued 5,437,603 shares of its common stock in connection with the license agreement with Throwdown Industries Holdings, LLC. The fair market value of the shares on the date of issuance was $924,393, which was charged to expense as share based compensation during the quarter ending October 31, 2013.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

In October 2013, the License Agreement with Dethrone Royalty, Inc, was terminated.

On October 10, 2013, Dethrone Royalty Holdings, Inc. (the “Company”), entered into a license agreement (“License Agreement”) with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “License”) as well as a one-time right of first refusal to license other types of beverages. The Company’s rights under the License Agreement are contingent upon Licensor’s prior written approval of any sports performance drinks developed or proposed by the Company to contain any of the Trademarks (“Licensed Products”).

In consideration for the License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

	Time Period:	Minimum		Minimum
		Net Revenue		Quarterly Payments

(a)	Effective Date through 12/31/13	$0.0		N/A
(b)	01/01/14 through 12/31/14	$1,000,000.00		$37,500.00
(c)	01/01/15 through 12/31/15	$1,600,000.00	*	$50,000.00
(d)	01/01/16 through 12/31/16	$2,500,000.00	**	$75,000.00

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

During the term of the License Agreement, the Licensor will not grant any license that will enable any third party to directly compete with the Company by selling other sports performance drinks within the United States and Canada. The License Agreement has an initial term of three (3) years and is automatically extended for one (1) additional three (3) year period unless either party elects not to extend the term.

In the event the Licensor creates an independent and formal relationship with one of the Company’s athlete endorsers, the Licensor agrees to pay the Company twenty five percent (25%) of any compensation paid to the athlete endorser for athlete endorser participation.

Either party may terminate the License Agreement upon thirty (30) days written notice if the other party is in material breach of the License Agreement and fails to cure or take reasonable steps to cure the breach within the given time period in accordance with the License Agreement. In addition, the Licensor has the right to terminate the License Agreement immediately upon occurrence of certain events pursuant to the License Agreement.

NOTE 6 - SUBSEQUENT EVENTS

In November 2013, the Company issued 75,000 shares to a consultant for services performed.

Management has evaluated subsequent events through December 27, 2013, the date which the financial statements were available to be issued.

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

We began distributing our product in the first calendar quarter of 2013. Initially, we shipped two flavors of one product and will distribute in California to convenience stores, gas stations, grocery stores and gyms. We ship product to distributors with net 30 day terms.

Three months ended October 31, 2013

The company began shipping products to distributors in February 2013. Shipments were insignificant during the quarter ending October 31, 2013 and generated sales of $373. There were no sales in the quarter ending October 31, 2012.

Cost of good sold during the three months ended October 31, 2013 were $1,392, which exceeded of sales by $1,019, resulting in a gross profit $(1,019). This was due to the high cost of the initial product runs due to start up tooling costs and a lack of economies of scale in the manufacturing process.

General and administrative expenses increased by $28,787, from $53,820 during the three months ended October 31, 2012 to $81,607 during the three months ended October 31, 2013. The increase was due to higher professional fees for legal and accounting services.

Marketing expense decreased by $32,284, from $43,131 during the three months ended October 31, 2012 to $10,846 during the three months ended October 31, 2013. The decrease was due to decreased advertising costs.

Product development costs decreased by $21,744, from $21,744 during the three months ended October 31, 2012 to zero during the three months ended October 31, 2013. The decrease was due to the completion of the development of the Company’s initial product formulations and the transition to marketing and sales.

Compensation increased by $681,292, from $302,000 during the three months ended October 31, 2012 to $983,292 during the three months ended October 31, 2013. The increase was due to $676,292 in share based compensation issued in connection with professional athlete endorsement contracts in the current period and none in the prior year and an increase in cash compensation expense of $5,500.

Other income (expense) increased ($522,674) during the three months ended October 31, 2013 compared to the three months ended October 31, 2012, when Other income (expense) was zero. The increase is due to interest expense of $312,192 and the change in derivative liability of $210,482.

During the quarter ending October 31, 2012, the Company completed the winding down of its discontinued operations and recognized $25 in revenue related to these activities in the quarter ended October 31, 2012. There was no activity from discontinued operations in the current period.

Net loss for the three months ended October 31, 2013 increased by $1,179,159, from ($420,280) during the three months ended October 31, 2012 to ($1,599,439), primarily due to share based compensation expense, interest expense and change in derivative liability.

Three months ended October 31, 2012

The Company had no revenue or cost of goods sold during the three months ended October 31, 2012 and 2011.

General and administrative expenses increased by $40,630, from $12,750 during the three months ended October 31, 2011 to $53,380 during the three months ended October 31, 2012. The increase was due to higher professional fees for legal and accounting services.

Marketing expense increased by $43,131, from $0 during the three months ended October 31, 2011 to $43,131 during the three months ended October 31, 2012. The increase was due to marketing and advertising costs.

Product development costs increased by $21,744, from $0 during the three months ended October 31, 2011 to 21,744 during the three months ended October 31, 2012. The increase was due to the cost incurred in development of the Company’s initial product formulations.

Compensation increased by $302,000, from $0 during the three months ended October 31, 2011 to $302,000 during the three months ended October 31, 2012. The increase was due to $280,000 in share based compensation issued in connection with professional athlete endorsement contracts in the current period and none in the prior year and an increase in cash compensation expense of $20,200.

During the quarter ending October 31, 2012, the Company completed the winding down of its discontinued operations and recognized $25 in revenue related to these activities in the quarter ended October 31, 2012 compared to $152 in revenue from these operations during the three months ended October 31, 2011.

Net loss for the three months ended October 31, 2012 increased by $420,255, from ($12,598) during the three months ended October 31, 2011 to ($420,280) during the three months ended October 31, 2012, primarily due to increases in share based compensation expense of $280,000, marketing expense of $43,131, product development costs of $14,744 and professional fees of 40,630.

Liquidity

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

As of October 31, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2013 as well as our From 10Q for the quarter ended October 31, 2013. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.

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

The Company has virtually no financial resources. We have negative working capital and a stockholders’ deficit at October 31, 2013. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2013 and 2012 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

4.	Our license agreements with specify minimum levels of sales which must be met. If we lost those License Agreements, our operations as currently planned are likely to fail

Our License Agreements with Dethrone Royalty, Inc. and Throwdown specifies minimum levels of sales which, if not attained, gives Dethrone Royalty, Inc. the licensor the right to terminate the License Agreements.  We will market our products very aggressively, but there are no assurances that we will be successful in meeting the targets set forth in the License Agreements. If we lost those License Agreements, our operations as currently planned are likely to fail.

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

HIGH PERFORMANCE BEVERAGE COMPANY
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

December 31, 2013

