Form 10-Q/A
period 2013-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2013-12-31
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

To

FORM 10-Q

  X ..  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

      .      ..TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HIGH PERFORMANCE BEVERAGES COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	333-170393	27-3566307
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

5137 E. Armor St., Cave Creek, AZ 85331

(Address of principal executive office)

602.326.8290

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒ . .. No ☐

      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒.

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

 Yes ☐ ..No ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 121,407,603 shares of Common Stock as of December 30, 2013.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q/A

October 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

HIGH PERFORMANCE BEVERAGES COMPANY

(formerly Dethrone Royalty Holdings, Inc.)

CONSOLIDATED BALANCE SHEETS

OCTOBER 31, 2013 AND JULY 31, 2013

(Unaudited)

ASSETS	October 31, 2013	July 31, 2013
Current Assets
Cash	$23,960	3,920
Accounts receivable, net	-	-
Inventory	33,766	31,034
Deferred loan costs	26,747	$174,857

Total Current Assets	84,473	209,811

TOTAL ASSETS	$84,473	$209,811

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$111,467	$60,564
Convertible notes payable, net	402,800	270,000
Derivative liability	452,912	242,430
Total Current Liabilities	967,179	572,294

Total Liabilities	967,179	572,994

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 121,407,603 and 108,970,00 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	121,408	108,970
Stock subscriptions payable	315,600	282,220
Additional Paid-in Capital	2,488,564	1,561,409
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(3,815,222)	(2,322,706)
Total Stockholders’ (Deficit)	(882,706)	(363,183)

Total Liabilities and Stockholders’ Deficit	$84,473	$209,811

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

(formerly Dethrone Royalty Holdings, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

(Unaudited)

	2013	2012

REVENUES	$373	$-
COST OF GOOD SOLD	1,392	-

GROSS PROFIT	(1,019)	-

OPERATING EXPENSES
General and administrative	77,606	53,380
Marketing	10,847	43,131
Product development	-	21,744
Compensation	983,292	302,000

TOTAL OPERATING EXPENSES	1,071,745	420,255

OTHER (INCOME) EXPENSE
Interest expense	209,268	-
Change in derivative liability	210,482	-
Total Other Expenses	419,750	-
NET LOSS	$(1,492,514)	$(420,255)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	110,706,264	94,150,000

See accompanying notes to the financial statements.

 HIGH PERFORMANCE BEVERAGE COMPANY

(formerly Dethrone Royalty Holdings, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,492,516)	$(420,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	957,796	417,000
Amortization of deferred financing costs	148,110	-
Change in derivative liability	210,482	-

Changes in assets and liabilities:
Inventory	(2,732)	-
Accrued expenses	50,903	5,489
Cash Flows Provided by (Used in) Operating Activities	(127,960)	2,234

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	148,000	-
Cash Flows Provided by Financing Activities	148,000	-

NET INCREASE IN CASH	20,040	2,234
Cash, beginning of period	3,920	-
Cash, end of period	$23,960	$2,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes payable	$17,200	$-

See accompanying notes to the financial statements.

5

HIGH PERFORMACE BEVERAGE COMPANY

(formerly Dethrone Royalty Holdings, Inc.)

Notes to the Consolidated Financial Statements

October 31, 2013 and 2012

(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

	32,500	-

Total convertible notes payable	$402,800	$270,000

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

In consideration for the License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

	Time Period:	Minimum	Minimum
		Net Revenue	Quarterly Payments

(a)	Effective Date through 12/31/13	0.0	N/A
(b)	01/01/14 through 12/31/14	1,000,000.00	37,500.00
(c)	01/01/15 through 12/31/15	1,600,000.00	50,000.00
(d)	01/01/16 through 12/31/16	2,500,000.00	75,000.00

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q/A involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q/A.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q/A, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Recent Developments

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

Three months ended October 31, 2013 and 2012

The Company began shipping products to distributors in February 2013. Shipments were insignificant during the quarter ending October 31, 2013 and generated sales of $373. There were no sales in the quarter ending October 31, 2012.

Cost of goods sold during the three months ended October 31, 2013 were $1,392, which exceeded of sales by $1,019, resulting in a gross profit $(1,019). This was due to the high cost of the initial product runs due to start up tooling costs and a lack of economies of scale in the manufacturing process.

General and administrative expenses increased by $24,226, from $53,820 during the three months ended October 31, 2012 to $77,606 during the three months ended October 31, 2013. The increase was due to higher professional fees for legal and accounting services.

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

Other income (expense) increased ($419,750) during the three months ended October 31, 2013 compared to the three months ended October 31, 2012, when Other income (expense) was zero. The increase is due to interest expense of $209,268 and the change in derivative liability of $210,482.

During the quarter ending October 31, 2012, the Company completed the winding down of its discontinued operations and recognized $25 in revenue related to these activities in the quarter ended October 31, 2012. There was no activity from discontinued operations in the current period.

Net loss for the three months ended October 31, 2013 increased by $1,072,234, from ($420,280) during the three months ended October 31, 2012 to ($1,492,514), primarily due to share based compensation expense, interest expense and change in derivative liability.

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

Item 1A.  Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

On August 26, 2013, the Company sold an 8% Convertible Note in the principal amount of $42,500 (the “August Note”), which matures on May 21, 2014 and has an interest rate of 8% per annum until the August Note becomes due. The August Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the August Note. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

On October 1, 2013, the Company sold an 8% Convertible Note in the principal amount of $32,500 (the “October Note”). The October Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the October Note. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On October 10, 2013, the Company sold to an investor a master promissory note (the “Master Note”) with a principal balance of $48,000 for a purchase price of $40,000, convertible, at any time after the date six months from the Purchase Price Date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the Master Note (the “Conversion Price”). In connection with the issuance of the Master Note, the Company issued to the investor, warrants to purchase shares of the Company’s common stock at an exercise price equal to the Conversion Price.  The Warrant has a term of five years.  The warrant provides for both cash and cashless exercise. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On October 10, 2013, the Company issued 5,437,603 shares of its common stock in connection with the license agreement with Throwdown Industries Holdings, LLC. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PERFORMANCE BEVERAGE COMPANY
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

December 31, 2013

