Form 10-Q/A
period 2013-01-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-02-03
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
To
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,560,415 shares of Common Stock as of March 17, 2013.

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to High Performance Beverages Company's Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2013, filed with the Securities and Exchange Commission on March 18, 2013, as amended (the "Form 10-Q"), is (i) correct the amount of net loss for the period from inception on the consolidated statements of cash flows for the six month ended January 31, 2013 and 2012 and (ii) to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 3 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013
(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(718,710)	$(16,486)	$(855,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	107,779	-	107,779
Stock issued in exchange for services	510,000	12,000	532,300
Changes in assets and liabilities:
Increase in prepaid expenses and inventory	(64,238)		(64,238)
Increase in accrued expenses	17,698	4,426	21,748
Cash used in Operating Activities	(147,471)	(60)	(257,973)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	100,000	-	100,000
Sale of shares	50,000	-	161,361
Retirement of shares	-	-	(859)
	150,000	-	260,502

NET INCREASE IN CASH	2,529	(60)	2,529
Cash, beginning of period	-	919	-
Cash, end of period	$2,529	859	$2,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Financing activities
Shares issued and transferred for loan origination costs	$560,000	$-	$560,000

See accompanying notes to the financial statements

DETHRONE ROYALTY HOLDINGS, INC.
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH JANUARY 31, 2013
(Unaudited)

					Retained
		Common	Additional	Stock	Earnings from
	Common	Stock	Paid-in	Subscriptions	Discontinued	Accumulated
	Stock	Amount	Capital	Payable	Operations	Deficit	Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	$-	$-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-	-	-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-	-	-	10,300
Net loss	-	-	-		6,969	(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)		6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)		-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766		-	-	(859)
Sale of common stock in May 2012	400,000	400	49,600	61,361	-	-	111,361
Net loss	-	-	-		(25)	(121,096)	(121,121)
Balance, July 31, 2012	94,150,000	94,150	(22,709)	61,361	6,944	(143,796)	(4,050)
Common stock issued for cash	910,415	910	110,451	(61,361)	-	-	50,000
Common stock issued in exchange for professional services				510,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	-	400,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Net loss	-	-	-		-	(718,710)	(718,710)
Balance, January 31, 2013	97,560,415	$97,560	$645,242	$510,000	$6,944	$(862,506)	$397,240

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

Sponsorship of Texas versus The Nation football game

On January 4, 2013 the Company entered into an agreement to be the 2013 Title Sponsor of Texas vs. The Nation which was held on February 2, 2013 at Eagle Stadium in Allen, Texas. In consideration for its sponsorship, the Company has given Overtime Marketing SE, LLC the right to purchase 5,000,000 restricted shares of its common stock at a price per share equal to 125% of par value ($.001) to be paid in US currency at time of acquisition. The shares will be made available for sale upon the following schedule:

● 1,250,000 shares at the time of execution of the formal Sponsorship Contract;
● 1,250,000 shares 180 days after execution of Sponsorship Contract;
● 1,250,000 shares 360 days after execution of Sponsorship Contract; and
● 1,250,000 shares 540 days after execution of Sponsorship Contract.

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

Item 2.    NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

● our future operating results;
● our business prospects;
● any contractual arrangements and relationships with third parties;
● the dependence of our future success on the general economy;
● any possible financings; and
● the adequacy of our cash resources and working capital.

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

The Company’s officers have formulas that will be used for the initial products that are planned. They have undertaken efforts to raise the financing necessary to manufacture the initial products using outside contractors and implement marketing programs. The initial expenditures are being used for:

● Production of bottles, labels and caps,
● Purchase of inventory needed for beverage content,
● Marketing materials,
● Travel and business expenses, and
● Shipping costs of our first orders.

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

● Enables us to change our corporate name to Dethrone Royalty Holdings, Inc. (“DRH”), which we did in August 2012.
● Have the right to match any offer that Dethrone Royalty, Inc. receives to be acquired.
● Dethrone Royalty, Inc. and the Company will create links to each other’s websites.
● Dethrone Royalty, Inc. will produce and distribute lines of shirts/clothing for each sports figure signed as endorsers by the Company and market the shirts through its normal distribution channels. The Company will receive commissions equal to 12.5% of the net sales generated by these shirts.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

● pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
● provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and/or directors of the Company; and
● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

● Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
● Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
● "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;
● Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
● Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

Signature Page

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PERFORMANCE BEVERAGES COMPANY
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

January 31, 2014