Form 10-Q/A
period 2013-04-30
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-02-03
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
To
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐ .TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT
For the transition period from ___________ to _____________

HIGH PERFORMANCE BEVERAGES COMPANY
(Exact name of small business issuer as specified in its charter)

Nevada	333-170393	27-3566307
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

5137 E. Armor St., Cave Creek, AZ 85331
(Address of principal executive office)

602.326.8290
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒.  No  ☐
      .
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   .No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer    ☐   . Accelerated Filer   ☐  .  Non-Accelerated Filer  ☐   . Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐    No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 103,970,000 shares of Common Stock as of June 24, 2013.

Explanatory Note

The purpose of this Amendment No. 3 to High Performance Beverages Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2013, filed with the Securities and Exchange Commission on June 18, 2013, as amended (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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