Form 10-Q/A
period 2013-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-02-03
CIK 1504222

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

Explanatory Note

The purpose of this Amendment No. 3 to High Performance Beverages Company’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2013, filed with the Securities and Exchange Commission on December 31, 2013, as amended (the “Form 10-Q”), is solely to correct the check boxes on the cover page of the Form 10-Q to indicate that the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, which was originally inadvertently and incorrectly checked “No” and to indicate that the Registrant has complied with Rule 405 of Regulation S-T in connection with the filings of the Interactive Data Files for the financial statements contained in the Registrant's Quarterly Reports on Forms 10-Q for the periods ended January 31 and April 30, 2013 on January 31, 2014.

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