Form 10-Q/A
period 2013-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-04-29
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 4
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

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q/A

October 31, 2013

EXPLANATORY NOTE

This Amendment No. 4 hereby amends our Quarterly Report on Form 10-Q/A (“Form 10-Q”) for the quarter ended October 31, 2013, which was originally filed with the Securities and Exchange Commission on December 31, 2013, as amended  (the “Original 10-Q”). This amendment is being filed mainly to:

1)
Reflect a restatement of the July 31, 2012 audited financial statements which did not give effect to shareholder advances for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.;

2)	Restate the July 31, 2013 audited financial statements which had
a)
erroneously excluded from the derivative liability valuation a contract entered into late in the fiscal year that allowed for the settlement of the Company’s financial obligations under the contract in the Company’s common stock, based upon the price of the Company’s stock at the time of settlement; and

b)	excluded the value of common stock to be issued for services performed from the financial statements resulting in an understatement of compensation expense
3)	Reflect the impact of the change in subscriptions payable at July 31, 2012 upon the October 31, 2013 financial statements.
4)	Add subsequent event disclosures related to events that occurred subsequent to the balance sheet date and the original filing date.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the amendments described above. Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment. Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-Q has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

HIGH PERFORMANCE BEVERAGES COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
BALANCE SHEETS
OCTOBER 31, 2013 AND JULY 31, 2013
(Unaudited)

	October 31, 2013 (restated)	July 31, 2013 (restated)
ASSETS
Current Assets
Cash	$23,960	3,920
Inventory	33,766	31,034
Deferred loan costs	26,747	$174,857

Total Current Assets	84,473	209,811

TOTAL ASSETS	$84,473	$209,811

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$127,884	$76,979
Convertible notes payable, net of discount of $227,169 and $0, respectively	402,800	270,000
Derivative liability	1,140,497	242,430
Total Current Liabilities	1,671,181	589,409

Total Liabilities	1,671,181	589,409

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 116,407,603 and 103,970,000 shares issued and outstanding at October 31, 2013 and July 31, 2013, respectively	116,408	103,970
Stock subscriptions payable	254,239	220,839
Additional Paid-in Capital	2,589,286	1,662,132
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(4,553,585)	(2,373,483)
Total Stockholders’ (Deficit)	(1,586,708)	(379,598)

Total Liabilities and Stockholders’ Deficit	$84,473	$209,811

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Unaudited)

	2013 (restated)	2012 (restated)

REVENUES	$373	$-
COST OF GOOD SOLD	1,392	-

GROSS (LOSS)	(1,019)	-

OPERATING EXPENSES
General and administrative	77,610	53,380
Marketing	10,846	43,131
Product development	-	21,744
Compensation	983,292	27,000

TOTAL OPERATING EXPENSES	1,071,748	145,255

OTHER (INCOME) EXPENSE
Interest expense	209,268	-
Change in derivative liability	898,067	-
Total Other Expenses	1,107,335	-
NET LOSS	$(2,180,102)	$(145,255)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	105,706,264	94,150,000

The accompanying notes are an integral part of these financial statements

HIGH PERFORMANCE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012
(Unaudited)

	2013 (restated)	2012 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,180,102)	$(145,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	957,796	142,000
Amortization of deferred financing costs	148,110	-
Change in derivative liability	898,067	-

Changes in assets and liabilities:
Inventory	(2,732)	-
Accrued expenses	50,905	5,489
Cash Flows Provided by (Used in) Operating Activities	(127,960)	2,234

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	148,000	-
Cash Flows Provided by Financing Activities	148,000	-

NET INCREASE IN CASH	20,040	2,234
Cash, beginning of period	3,920	-
Cash, end of period	$23,960	$2,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes payable	$17,200	$-

The accompanying notes are an integral part of these financial statements

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

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
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. . If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers.  The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization on the deferred financing costs in the amount of $148,111 for the three months ended October 31, 2013, which is reflected in the statement of operations.  On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.
	$100,000	$100,000

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 3 - CONVERTIBLE NOTES PAYABLE (cont'd)

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 3 - CONVERTIBLE NOTES PAYABLE (cont'd)

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

The Note may be converted into common stock of the Company at any time beginning on the 180 th  day of the date of the Note. However, the Note shall not be converted if the conversion would result in beneficial ownership by the holder of the Note and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
October 31, 2013 and 2012
Unaudited)

NOTE 3 - CONVERTIBLE NOTES PAYABLE (cont'd)

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

The Note may be converted into common stock of the Company at any time beginning on the 180 th day of the date of the Note. However, the Note shall not be converted if the conversion would result in beneficial ownership by the holder of the Note and its affiliates to own more than 9.99% of the outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date.

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 4 - DERIVATIVE LIABILITY

The convertible notes payable each contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2013, the Company recorded a derivative liability of $235,165 related to the variable conversion feature of several convertible notes payable and recognized a change in the derivative liability of $7,265. At July 31, 2013, derivative liability was $242,430. Convertible notes payable issued and contracts entered into during the quarter ended October 31, 2013 and changes in volatility and interest rates resulted in an increase in the derivative liability of $898,067. The change in derivative liability during the three months ended October 31, 2013 was $898,067, resulting in a balance of $1,140,497 as of October 31, 2013.

NOTE 5 - EQUITY

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont’d)

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont’d)

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

NOTE 7 - SUBSEQUENT EVENTS

In November 2013, the Company issued 75,000 shares to a consultant for services performed.

On January 22, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated January 8, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on July 8, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $100,000 at any time prior to the Maturity Date.

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company.

On February 14, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated February 11, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on August 11, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $75,000 at any time prior to May 11, 2014.

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid, loses DTC eligibility, or gets “chilled for deposit” at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company

On March 6, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on February 28, 2015 and has an interest rate of 10% per annum.

The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note at a price equal to 50% of the lowest closing bid price   of the common stock as reported on OTCQB, for the fifteen   prior   trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect.

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (cont'd)

As previously reported by High Performance Beverages Company (the “Company”) on Form 8-K filed by the Company with the Securities and Exchange Commission, on  August 29, 2013, the Company on August 26, 2013, sold an 8% Convertible Note in the principal Amount of $42,500 (the “August 2013 Note”). As previously reported by the Company on Form 8-K filed by the Company with the Securities and Exchange Commission on October 4, 2013, the Company, on October 1, 2013, sold an 8% Convertible Note in the Principal amount of $32,500 (the “October Note” and together with the August 2013 Note, the “Notes”).  On March 24, 2014, the Company received correspondence stating that the Notes provide that the Company shall be in default if it fails to comply with the reporting requirements of the  Exchange Act of 1934, as amended and that based upon the foregoing the Company was now in default under the Notes.  As a result of the asserted default, demand was made for immediate payment as provided in the Notes in the amount of $113,625 (representing 150% of the remaining outstanding principal balances) together with default interest as provided in the Notes (the “Default Amount”). Additionally, the Holder of the Note, may exercise any other remedy it has under the Note, including that should the Default Amount not be paid within five business days of the March 24, 2014, the Holder of the Note shall in its sole discretion convert the Default Amount into equity as provided for in the Notes.

As previously reported with the Securities and Exchange Commission, on March 12, 2014, on March 6, 2014, the Company sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “March 2014 Note”) pursuant to a Securities Purchase Agreement.   Pursuant to the March 2014 Note, an event of default occurs if the Company defaults under any other note or similar debt instrument. As a result of the of the event of default of the Notes,  interest shall accrue at a default interest rate of 16% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law.

Management has evaluated subsequent events through April 25, 2014 the date which these restated financial statements were available to be issued.

NOTE 8 – RESTATEMENT

On March 21, 2014, in the process of preparing its quarterly report on Form 10-Q for the quarter ended January 31, 2014, the Company’s management became aware that the Company’s financial statements in the annual report for the year ended July 31, 2012 erroneously did not give effect to shareholder advances for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.  In addition, the Company determined that during the fiscal year ended July 31, 2013, it had (1) erroneously excluded from the derivative liability valuation a contract entered into late in the fiscal year that allowed for the settlement of the Company’s financial obligations under the contract in the Company’s common stock, based upon the price of the Company’s stock at the time of settlement; and, (2) excluded the value of common stock to be issued for services performed from the financial statements resulting in an understatement of compensation expense.

The following tables summarize the effect of corrections on the consolidated financial statements as of the three months ended October 31, 2013:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets
Cash	$23,960	$-	$23,960
Accounts receivable, net	-	-	-
Inventory	33,766	-	33,766
Deferred loan costs	26,747	-	26,747

Total current assets	84,473	-	84,473
Total assets	$84,473	$-	$84,473

Liabilities
Accrued expenses	$111,467	$16,417	$127,884
Senior secured convertible note payable	402,800	-	402,800
Derivative Liability	452,912	687,585	1,140,497
Total current liabilities	967,179	704,200	1,671,181
Total liabilities	967,179	704,200	1,671,181

Stockholders' deficit:
Common stock	121,408	(5,000)	116,408
Stock subscription payable	315,600	(61,361)	254,239
Additional paid in capital	2,488,564	100,722	2,589,286
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(3,815,222)	(738,363)	(4,553,585)
Total stockholders' deficit	(882,706)	(704,002)	(1,586,708)
Total liabilities and stockholders' deficit	$84,473	$-	$84,473

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement
Revenue	$373	$-	$373
Cost of goods sold	1,392	-	1,392
Gross profit	(1,019)	-	(1,019)

Operating expenses
General, administrative and other	77,606	4	77,610
Marketing	10,847	(1)	10,846
Compensation	983,292	-	983,292
Total Operating Expenses	1,071,745	3	1,071,748

Loss from continuing operations	(1,072,764)	(3)	(1,072,767)

Other income (expense)
Change in derivative liability	210,482	687,585	898,067
Interest expense	209,268	-	209,268
Total Other (Income) Expense	419,750	687,585	1,107,335
Net loss	$(1,492,514)	$(687,588)	$(2,180,102)
Net loss per common share	$(0.00)	$(0.02)	$(0.02)

  HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2013:

	Previously Reported	Adjustments	Current Restatement
Assets

Current assets
Cash	$3,920	$-	$2,529
Accounts receivable, net	-	-	-
Inventory	31,034	-	31,034
Deferred loan costs	174,857	-	174,857

Total current assets	209,811	-	209,811
Total assets	$209,811	$-	$209,811

Liabilities and Stockholders’ Deficit
Liabilities:
Accrued expenses	$60,564	$16,415	$76,979
Convertible notes payable, net	270,000	-	270,000
Derivative liability	242,430	-	242,430

Total current liabilities	572,994	16,415	589,409
Total liabilities	572,994	16,415	589,409

Stockholders' deficit: Common stock	108,970	(5,000)	103,970

Stock subscription payable	282,220	(61,381)	220,839
Additional paid in capital	1,561,409	100,723	1,662,132
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(2,322,706)	(50,777)	(2,373,483)
Total stockholders' deficit	(363,183)	(16,415)	(379,598)
Total liabilities and stockholders' deficit	$209,811	$-	$209,811

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenues	$55,143	$-	$55,143
Cost of goods sold	36,411	-	36,411
Gross profit	18,732	-	18,732
Operating expenses
General, administrative and other	502,162	(220)	501,942
Marketing	982,637	-	982,637
Product development	37,077	-	37,077
Compensation	313,007	50,997	364,004

Total Operating Expenses	1,834,886	50,777	1,885,660

Other expense
Interest expense	120,329	-	120,329
Change in derivative liability	242,430	-	242,430
Loss from continuing operations	(2,178,910)	(50,777)	(2,229,687)
Discontinued operations, net	-	-	-
Net loss	$(2,178,910)	$(50,777)	$(2,229,687)
Net loss per common share	$(0.02)	$(0.00)	$(0.02)

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the nine months ended April 30, 2013:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets
Cash	$39,015	$-	$39,015
Prepaid expenses	37,042	-	37,042
Inventory	26,587	-	26,587
Deferred loan costs	316,977	-	316,977
Total current assets	419,621	-	419,621
Total assets	$419,621	$-	$419,621

Liabilities:
Accrued expenses	$44,463	$16,415	$60,878
Senior secured convertible note payable	240,000	-	240,000
Total current liabilities	288,463	16,415	300,878
Derivative liability	118,133	-	118,133

Total liabilities	402,596	16,415	419,011

Stockholders' deficit: Common stock	103,970	-	103,970

Stock subscription payable	282,220	(61,361)	220,859
Additional paid in capital	1,568,130	95,723	1,663,853
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(1,944,239)	(50,777)	(1,995,016)
Total stockholders' deficit	17,025	(16,415)	610
Total liabilities and stockholders' deficit	$419,621	$-	$419,621

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenues	$53,283	$-	$53,283
Cost of goods sold	35,499	-	35,499
Gross Profit	17,784	-	17,784
Operating expenses
General, administrative and other	368,094	-	368,094
Marketing	970,379	-	970,379
Product development	37,019	-	37,019
Compensation	300,001	50,777	351,778
Total Operating Expenses	1,676,493	50,777	1,727,270

Other income (expense)
Interest expense and finance costs	(23,601)	-	(23,601)
Change in derivative liability	(118,133)	-	(118,133)
Loss from continuing operations	(1,785,231)	(50,777)	1,851,220)
Discontinued operations, net	-	-	-
Net loss	$(1,785,231)	$(50,777)	$(1,851,220)
Net loss per common share	$(0.00)	$(0.02)	$(0.02)

 HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)
NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the six months ended January 31, 2013:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets
Cash	$2,529	$-	$2,529
Prepaid expenses	10,861	-	10,861
Inventory	53,377	-	53,377
Deferred loan costs	452,221	-	452,221
Total current assets	518,988	-	518,988
Total assets	$518,988	$-	$518,988

Liabilities:
Accrued expenses	$21,748	$32,830	$54,578
Senior secured convertible note payable	100,000	-	100,000
Total current liabilities	121,748	32,830	154,578

Total liabilities	121,748	32,830	154,578

Stockholders' deficit:
Common stock	97,560	-	94,150
Stock subscription payable	510,000	(61,361)	448,639
Additional paid in capital	645,242	44,946	690,188
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(862,506)	(16,415)	(878,921)
Total stockholders' deficit	397,420	(32,830)	364,410

Total liabilities and stockholders' deficit	$518,988	$-	$518,988

Statement of Operations

	Previously Reported	Adjustments	Current Restatement
Revenue	$-	$-	$-
Operating expenses
General, administrative and other	175,673	-	175,673
Marketing	183,129	-	183,129
Product development	37,019	-	37,019
Compensation	314,500	-	314,500
Total Operating Expenses	710,321	-	710,321
Other income (expense)
Interest expense and finance costs	(8,389)		(8,389)

Loss from continuing operations	(718,710)	-	(718,710)

Discontinued operations, net	-	-	-

Net loss	$(718,710)	$-	$(718,710)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

  HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the three months ended October 31, 2012:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets:
Cash	$2,234	$2,234	$2,234
Total current assets	2,234	2,234	2,234
Total assets	$2,234	$2,234	$2,234
Liabilities:
Accrued expenses	$9,539	$16,415	$25,954
Total current liabilities	9,539	16,415	25,954
Liability for Issuable Common Stock	203,361	(203,361)	-

Total liabilities	212,900	(186,946)	25,954

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Stock subscription payable	-	142,000	142,000
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(289,051)	-	(289,051)
Total stockholders' deficit	(210,666)	186,946	(23,720)

Total liabilities and stockholders' deficit	$2,234	$-	$2,234

 HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)
NOTE 8 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement
Revenue	$-	$-	$-
Operating expenses
General, administrative and other	53,380	-	53,380
Marketing	43,131	-	43,131
Product development	21,744	-	21,744
Compensation	27,000	-	27,000
Total Operating Expenses	145,255	-	145,255

Loss from continuing operations	(145,255)	-	(145,255)
Discontinued operations, net	-	-	-

Net loss	$(145,255)	$-	$(145,255)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2012:

Assets	Previously Reported	Adjustments	Current Restatement
Assets	$-	$-	$-
Total assets	$-	$-	$-
Liabilities:
Accrued expenses	$4,050	$32,830	$36,880
Total current liabilities	4,050	32,830	36,880

Liability for Issuable Common Stock	61,361	(61,361)	-

Total liabilities	65,411	(28,531)	36,880

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Retained earnings from discontinued operations	6,944		6,944
Accumulated deficit	(143,796)	(16,415)	(160,211)
Total stockholders' deficit	(65,411)	(28,531)	(36,880)

Total liabilities and stockholders' deficit	$-	$-	$-

Statement of Operations

	Previously Reported	Adjustments	Current Restatement
Revenue	$-	$-	$-
Operating expenses
General, administrative and other	49,820	16,415	66,235
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000
Total Operating Expenses	121,096	16,415	137,511
Loss from continuing operations	(121,096)	16,415	(137,511)
Discontinued operations, net	(25)	-	(25)
Net loss	$(121,121)	$16,415	$(137,536)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)

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

Our disclosure controls and procedures includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

●	that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

On August 26, 2013, the Company sold an 8% Convertible Note in the principal amount of $42,500 (the “August Note”), which matures on May 21, 2014 and has an interest rate of 8% per annum until the August Note becomes due. The August Note may be converted into common stock of the Company at any time beginning on the 180 th  day of the date of the August Note. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

On October 1, 2013, the Company sold an 8% Convertible Note in the principal amount of $32,500 (the “October Note”). The October Note may be converted into common stock of the Company at any time beginning on the 180 th  day of the date of the October Note. The conversion price is 58% of the average of the lowest three closing bid prices of the Company’s common stock for the ten trading days immediately prior to the conversion date. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

April 29, 2014