Form 10-Q
period 2014-01-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-04-30
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 134,582,603 shares of Common Stock as of April 15, 2014.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

January 31, 2014

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

HIGH PERFORMANCE BEVERAGES COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
BALANCE SHEETS
(Unaudited)

	January 31, 2014	July 31, 2013 (restated)
ASSETS
Current Assets
Cash	$12,403	3,920
Inventory	31,149	31,034
Deferred loan costs	-	$174,857

Total Current Assets	43,552	209,811

TOTAL ASSETS	$43,552	$209,811

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$143,052	$76,979
Convertible notes payable, net of discount of $88,852 and 0, respectively	366,948	270,000
Derivative liability	899,350	242,430
Total Current Liabilities	1,409,350	589,409

Total Liabilities	1,409,350	589,409

Commitments and contingencies (Note 6)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 134,582,603 and 103,970,000 shares issued and outstanding at January 31, 2014 and July 31, 2013, respectively	134,583	103,970
Stock subscriptions payable	260,239	220,839
Additional Paid-in Capital	2,695,611	1,662,132
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(4,463,175)	(2,373,483)
Total Stockholders’ (Deficit)	(1,365,798)	(379,598)

Total Liabilities and Stockholders’ Deficit	$43,552	$209,811

The accompanying notes are an integral part of these financial statements

HIGH PERFORMANCE BEVERAGES COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2014	2013 (restated)	2014	2013 (restated)

REVENUES	$1,108	$-	$1,481	$-
COST OF GOOD SOLD	2,971	-	4,363	-

GROSS (LOSS)	(1,863)	-	(2,882)	-

OPERATING EXPENSES
General and administrative	19,151	122,293	96,761	175,673
Marketing	7,314	139,998	14,392	183,129
Product development	-	15,275	-	37,019
Compensation	52,932	12,500	1,039,992	314,500

TOTAL OPERATING EXPENSES	79,397	290,066	1,151,145	710,321

OTHER (INCOME) EXPENSE
Interest expense	53,062	8,389	262,330	8,389
Change in fair value of derivative liability	(241,147)	-	656,920	-
Total Other (Income ) Expenses	(188,085)	8,389	919,250	8,389
NET LOSS	$106,825	$(298,455)	$(2,073,277)	$(718,710)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	116,726,284	96,466,703	108,352,514	95,292,077

The accompanying notes are an integral part of these financial statements

HIGH PERFORMANCE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2014 AND 2013
(Unaudited)

	2014	2013 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,073,277)	$(718,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	966,292	470,939
Amortization of deferred financing costs	174,857	107,779
Amortization of debt discount	11,148	-
Change in derivative liability	656,920	-

Changes in assets and liabilities:
Inventory	(115)	(64,238)
Accrued expenses	49,658	17,698
Cash Flows Provided by (Used in) Operating Activities	(214,517)	(208,832)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	223,000	100,000
Sales of common stock	-	111,361
Cash Flows Provided by Financing Activities	223,000	211,361

NET INCREASE IN CASH	8,483	2,529
Cash, beginning of period	3,920	-
Cash, end of period	$12,403	$2,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes payable	$16,000	$-
Shares issued for loan origination costs	$325,000

The accompanying notes are an integral part of these financial statements

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Ho4ldings, Inc.)
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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at January 31, 2014 or 2012.  Issuable common stock is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations (“ASC 205-20”), the Company reported the results of its commercial cleaning services as a discontinued operation. The results of operations of business dispositions are   segregated from continuing operations and reflected as discontinued operations in current and prior periods. The application of the principle is discussed in Note 5, Discontinued Operations.

Recently Issued Accounting Standards

There were no new accounting pronouncements that had a significant impact on the Company’s operating results or financial position.

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at January 31, 2014 and had no committed source of debt or equity financing.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	January 31,	July 31,
Description	2014	2013
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers.  The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization on the deferred financing costs in the amount of $148,111 for the three months ended January 31, 2014, which is reflected in the statement of operations.  On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.
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
92,800	115,000

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
40,000	55,000

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
	32,500	-

On January 8, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 at an original issuance discount of $25,000. (the “January 2014 Note”). The January 2014 Note matures on July 8, 2014.	75,000	-
Original issued discount	(25,000)	-
Beneficial conversion feature	(75,000)	-
Less: Amortization of discounts	11,148	-
Total convertible notes payable	$366,948	$270,000

 HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 4 - DERIVATIVE LIABILITY

The convertible notes payable each contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2013, the Company recorded a derivative liability of $235,165 related to the variable conversion feature of several convertible notes payable and recognized a change in the derivative liability of $7,265. At July 31, 2013, derivative liability was $242,430. Convertible notes payable issued during the six months ended January 31, 2014 and changes in volatility and interest rates resulted in an increase in the derivative liability of $656,920. The increase (decrease) in derivative liability during the three and six months ended January 31, 2014 was ($241,147) and $656,920, respectively, resulting in a balance of $899,350 as of January 31, 2014.

NOTE 5 - EQUITY

In August, 2013, the Company converted $10,200 in notes payable in exchange for 2,000,000 shares of its common stock in accordance with the note agreement.

In October 2013, the Company converted $5,000 in notes payable in exchange for 5,000,000 the Company’s common stock in accordance with the note agreement.

In October 2013, the Company issued 5,437,603 shares of its common stock in connection with the license agreement with Throwdown Industries Holdings, LLC. The fair market value of the shares on the date of issuance was $924,393, which was charged to expense as share based compensation during the six months ended January 31, 2014.

In November 2013, the Company issued 75,000 shares to a consultant for services performed. The common stock had a fair market value of $1,500 on the date of issuance.

In January 2014, the Company issued 2,100,000 shares to consultants for services performed.  The common stock had a fair market value of $26,000 on the dates of issuance.

In January 2014, two note holders converted $22,000 in principal into 16,000,000 shares of common stock.

In January 2014, the Company recognized $6,000 in expense related to celebrity endorsement contracts and increased the number of shares issuable in the Stock Subscriptions account by 300,000 shares.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - SUBSEQUENT EVENTS (cont’d)

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

 HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenue	$-	$-	$-

Operating expenses
General, administrative and other	53,380	-	53,380
Marketing	43,131	-	43,131
Product development	21,744	-	21,744
Compensation	27,000	-	27,000
Total Operating Expenses	145,255	-	145,255

Loss from continuing operations	(145,255)	-	(145,255)

Discontinued operations, net	-	-	-

Net loss	$(145,255)	$-	$(145,255

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
(Unaudited)

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2012:

	Previously Reported	Adjustments	Current Restatement
Assets
Assets	$-	$-	$-
Total assets	$-	$-	$-
Liabilities:
Accrued expenses	$4,050	$32,830	$36,880
Total current liabilities	4,050	32,830	36,880
Liability for Issuable Common Stock	61,361	(61,361)	-
Total liabilities	65,411	(28,531)	36,880

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Retained earnings from discontinued operations	6,944		6,944
Accumulated deficit	(143,796)	(16,415)	(160,211)
Total stockholders' deficit	(65,411)	(28,531)	(36,880)

Total liabilities and stockholders' deficit	$-	$-	$-

Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenue	$-	$-	$-
Operating expenses
General, administrative and other	49,820	16,415	66,235
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000
Total Operating Expenses	121,096	16,415	137,511

Loss from continuing operations	(121,096)	16,415	(137,511)

Discontinued operations, net	(25)	-	(25)

Net loss	$(121,121)	$16,415	$(137,536)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Qinvolve risks and uncertainties, including statements as to:

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

Recent Developments

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2013 that states that our lack of resources cause substantial doubt about our ability to continue as a going concern.

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

Three months ended January 31, 2014 and 2013

The Company began shipping products to distributors in February 2013. Shipments were insignificant during the quarter ending January 31, 2014 and generated sales of $1,108. There were no sales in the quarter ending January 31, 2013.

Cost of goods sold during the three months ended January 31, 2014 were $2,971, which exceeded of sales by $1,863, resulting in a gross loss of $(1,863). This was due to the high cost of the initial product runs due to start up tooling costs and a lack of economies of scale in the manufacturing process.

General and administrative expenses decreased by $103,142, from $122,293 during the three months ended January 31, 2013 to $19,151 during the three months ended January 31, 2014. The decrease was due to lower professional fees for legal and accounting services and consulting services.

Marketing expense decreased by $132,684, from $139,998 during the three months ended January 31, 2013 to $7,314 during the three months ended January 31, 2014. The decrease was due to lower promotional costs.

Compensation increased by $40,432, from $12,500 during the three months ended January 31, 2013 to $52,932 during the three months ended January 31, 2014. The increase was due to an increase of $10,700 in cash compensation and an increase in share based compensation issued in connection with professional athlete endorsement contracts of $33,730.

Other income (expense) increased $405,280 from $(298,455) during the three months ended January 31, 2013 to 106,825 during the three months ended January 31, 2014, as a result of the change in derivative liability of $(241,147) and an increase of $44,673 in interest expense due to increased levels of debt.

Net income for the three months ended January 31, 2014, was $106,825 compared to a net loss of $298,455 during the three months ended January 31, 2014, an decrease of $405,280.  The change is primarily due to the change in derivative liability and lower spending during the quarter ended January 31, 2014.

Six months ended January 31, 2014 and 2013

The Company began shipping products to distributors in February 2013. Shipments were insignificant during the six months ending January 31, 2014 and generated sales of $1,481. There were no sales in the six months ending January 31, 2013.

Cost of goods sold during the six months ended January 31, 2014 were $4,363, which exceeded of sales by $2,882, resulting in a gross profit $(2,882). This was due to the high cost of the initial product runs due to start up tooling costs and a lack of economies of scale in the manufacturing process.

General and administrative expenses decreased by $78,912, from $175,673 during the six months ended January 31, 2013 to $96,761 during the six months ended January 31, 2014. The decrease was due to lower professional fees for legal and accounting services and consulting services.

Marketing expense decreased by $168,737, from $183,129 during the six months ended January 31, 2013 to $14,392 during the six months ended January 31, 2014. The decrease was due to lower promotional costs.

Compensation increased by $725,492, from $314,500 during the six months ended January 31, 2013 to $1,039,992 during the six months ended January 31, 2014. The increase was due to an increase of $10,700 in cash compensation and an increase in share based compensation issued in connection with professional athlete endorsement contracts of $1,029,292.

Other income (expense) increased $910,861 from $8,389 during the six months ended January 31, 2013 to $919,250 during the six months ended January 31, 2014, as a result of the change in derivative liability of $656,920 and an increase of $253,941 in interest expense due to increased levels of debt, discount amortization and deferred financing cost amortization.

Net income for the six months ended January 31, 2014, was $(2,073,277) compared to a net loss of $(718,710) during the six months ended January 31, 2014, a decrease of $1,354,567.  The change is primarily due to the change in derivative liability, increased stock based compensation, and increased interest expense and related amortization during the quarter ended January 31, 2014.

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

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

As of January 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2013 as well as our From 10Q for the quarter ended January 31, 2014. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.

We have made significant attempts to correct this issue including entering into an agreement to outsource our accounting and financial reporting functions . Management believes this arrangement will ensure the timely filing of future financial reports.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended January 31, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

 A civil action that was filed against the Company in United States District Court for the Northern District of California on December 20, 2013 by Dethrone Royalty, Inc. (the “Plaintiff”) entitled: Dethrone Royalty, Inc. v. Dethrone Royalty Holdings, Inc., Dethrone Beverages, Inc., TO Sports Innovations, Inc., High Performance Beverage Company, Toby McBride and Does 1-10, 13 CV 5912 (N.D. Cal. 2013).  The Plaintiff, in its Complaint, alleged that the Company breached its licensing agreement with Plaintiff and infringed on Plaintiff’s trademarks.  In this vein, Plaintiff has made claims for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Trademark Infringement under 15 U.S.C. § 1125(a), and Unfair Competition at common law and under the California Business & Professions Code § 17200.  Plaintiff claims $475,000, treble damages, interest, costs, attorneys’ fees, as well as various forms of injunctive relief arising from these claims.  The Company is currently negotiating a definitive settlement agreement with the Plaintiff, however there cannot be any assurance that a settlement agreement will be entered into.

Item 1A.  Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In November, 2013, the Company issued 75,000 shares of its common stock to a consultant for services performed.  The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In January, 2014, the Company issued 2,100,000 shares of its common stock to consultants for services performed.  The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On January 22, 2014, the Company sold Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated January 8, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on July 8, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $100,000 at any time prior to the Maturity Date.  The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In January 2014, the Company converted $22,000 in notes payable in exchange for 16,000,000 the Company’s common stock in accordance with the note agreement. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

On March 6, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on February 28, 2015 and has an interest rate of 10% per annum.  The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note at a price equal to 50% of the lowest closing bid price   of the common stock as reported on OTCQB, for the fifteen   prior   trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect.The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

Item 3.    Defaults Upon Senior Securities

As previously reported by High Performance Beverages Company (the “Company”) on Form 8-K filed by the Company with the Securities and Exchange Commission, on  August 29, 2013, the Company on August 26, 2013, sold an 8% Convertible Note in the principal Amount of $42,500 (the “August 2013 Note”). As previously reported by the Company on Form 8-K filed by the Company with the Securities and Exchange Commission on October 4, 2013, the Company, on October 1, 2013, sold an 8% Convertible Note in the Principal amount of $32,500 (the “October Note” and together with the August 2013 Note, the “Notes”).  As reported by the Company in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 28, 2014, on March 24, 2014, the Company received correspondence stating that the Notes provide that the Company shall be in default if it fails to comply with the reporting requirements of the  Exchange Act of 1934, as amended and that based upon the foregoing the Company was now in default under the Notes.  As a result of the asserted default, demand was made for immediate payment as provided in the Notes in the amount of $113,625 (representing 150% of the remaining outstanding principal balances) together with default interest as provided in the Notes (the “Default Amount”). Additionally, the Holder of the Note, may exercise any other remedy it has under the Note, including that should the Default Amount not be paid within five business days of the March 24, 2014, the Holder of the Note shall in its sole discretion convert the Default Amount into equity as provided for in the Notes.

As previously reported with the Securities and Exchange Commission, on March 12, 2014, on March 6, 2014, the Company sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “March 2014 Note”) pursuant to a Securities Purchase Agreement.   As reported by the Company in a Current Report on Form 8-K which was filed with the Securities and Exchange Commission on March 28, 2014, pursuant to the March 2014 Note, an event of default occurs if the Company defaults under any other note or similar debt instrument. As a result of the of the event of default of the Notes,  interest shall accrue at a default interest rate of 16% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law.

Item 4.    Mine Safety Disclosures

 None

Item 5.    Other Information

 None

Item 6.    Exhibits and Reports of Form 8-K

(a)   Exhibits

4.1	Original Issue Discount Convertible Note, dated January 8, 2014 (incorporated by reference to the Current Report on Form 8-K Field with the Securities and Exchange Commission on January 27, 2014)
31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PERFORMANCE BEVERAGE COMPANY
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

April 30, 2014