Form 10-K/A
period 2013-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-06-09
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐  No ☒

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
Yes ☐  No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

Explanatory Note

The purpose of this Amendment No. 2 to  High Performance Beverages Company’s Annual Report on Form 10-K for the period ended July 31, 2013, filed with the Securities and Exchange Commission on  December 31, 2013  (the “Form 10-K”), is to reflect the fact that the Company did not obtain the consent of its prior auditors to incorporate the audit opinion of the prior auditors in the audited financial statements of the Company as of and for the year ended July 31, 2013.  Accordingly, the financial statements as of and for the period ended July 31, 2012 are presented as unaudited financial statements.

This change effects Items 7, 8 and 11.  The dollar amounts are not changed in these sections.  All references in these sections to financial information as of July 31, 2012 has been labeled “unaudited”.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, as amended by Amendment No. 1, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, as amended by Amendment No. 1.

HIGH PERFORMANCE BEVERAGES COMPANY

PART I

This Annual Report on Form 10-K of High Performance Beverage Comany (referred to as the “Company,” “we” or “us”) (formerly Dethrone Royalty Holdings, Inc., formerly Exclusive Building Services, Inc.) includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of set forth under the heading   Management's Discussion and Analysis of Financial Condition and Results of Operations . Forward-looking statements also include statements in which words such as “expect,”   “anticipate,”   “intend,”   “plan,”   “believe,”   “estimate,”   “consider” or similar expressions are used.

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

In consideration for the Throwdown License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the Throwdown License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

	Time Period:	Minimum Net Revenue		Minimum Quarterly Payments

(a)	Effective Date through 12/31/13	$0.0		N/A
(b)	01/01/14 through 12/31/14	$1,000,000.00		$37,500.00
(c)	01/01/15 through 12/31/15	$1,600,000.00	*	$50,000.00
(d)	01/01/16 through 12/31/16	$2,500,000.00	**	$75,000.00

*	2015 minimum Net Revenue shall be the greater of 120% of the actual 2014 Net Revenue or $1,600,000.00.
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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2013 and 2012 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern.  Our financial statements for the year ended July 31, 2012 were not audited.  All financial information in this Item 7 referring to the year ended July 31, 2012 is unaudited.

Operations

A detailed description of our operating history is set forth under BUSINESS.

A summary of operations for the fiscal years ended July 31, 2013 and 2012 follows:

	2013	2012
		(unaudited)
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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Company’s board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee system s . The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by , the Company for any expenses incurred in attending directors' meetings provided that theCompany has the resources to pay these fees. The Company will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11. EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended July 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).  The financial information presented as of July 31, 2012 is unaudited.

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

None of our directors is an "audit committee financial expert" within the meaning of Item 407(d)(5) of Regulation S-K. In general, an "audit committee financial expert" is an individual member of the audit committee or Board of Directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

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

HIGH PERFORMANCE BEVERAGES COMPANY

By:	/s/ Toby McBride
Toby McBride
Chief Executive Officer, President (Principal Executive Officer), Treasurer (Principal Accounting and Financial Officer) and Chairman of The Board
June 9, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Toby McBride	Chief Executive Officer, President	June 9, 2014
Toby McBride	(Principal Executive Officer),
Treasurer (Principal Accounting and Financial Officer) and Chairman of the Board

/s/ Michael Holley	President and Director	June 9, 2014
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
		(unaudited)
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
		(unaudited)
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

HIGH PERFORMANCE BEVERAGES COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 31, 2011 through JULY 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Balance, July 31, 2011 (unaudited)	321,875,000	321,875	(311,575)	-	6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	61,361	-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-	-	-	(859)
Sale of common stock in May 2012	400,000	400	49,600	-	-	-	50,000

Net loss					(25)	(121,096)	(1211,121)
Balance, July 31, 2012 (unaudited)	94,150,000	$94,150	$(22,709)	$61,361	$6,944	$(143,796)	$(4,050)
Issuance of shares for services rendered	7,020,000	7,020	976,918	220,859	-	-	1,204,777
Common stock issued for cash	300,000	300	49,700	-	-	-	50,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	-	400,000
Conversion of note payable	5,000,000	5,000	-	-	-	-	5,000
Net loss	-	-	-		-	(2,178,910)	(2,178,910)
Balance, July 31, 2013	108,970,000	$108,970	$1,561,409	$282,220	$6,944	$(2,178,910)	$(363,183)

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JULY 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES		(unaudited)
Net income (loss)	$(2,178,910)	(121,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	1,198,367	12,000
Amortization of deferred financing costs	385,143	-
Change in derivative liability	248,840	-
Changes in assets and liabilities:
(Increase) decrease in inventory	(31,034)	-
Increase (decrease) in accrued expenses	56,514	(2,300)
Cash Flows Provided by (Used in) Operating Activities	(321,080)	(111,421)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	50,000	111,361
Proceeds from convertible notes payable	275,000	-
Retirement of shares	-	(859)
Cash Flows Provided by financing activities	325,000	110,502

NET INCREASE (DECREASE) IN CASH	3,920	(919)
Cash, beginning of fiscal year	-	919
Cash, end of fiscal year	$3,920	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Shares issued and transferred for loan origination fees	$560,000	$-
Conversion of convertible note payable	$5,000	-

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY
Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 - GOING CONCERN

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

Description	July 31, 2013	July 31, 2012
(unaudited)
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

NOTE 5 - DERIVATIVE LIABILITY

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

NOTE 6 - EQUITY

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

In June 2013, the Company issued 1,409,585 shares of common stock under endorsement contracts. The shares were valued at $376,000.

A summary of warrant activity for the year ended July 31, 2013 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Warrants	price	life (years)	Value
Outstanding July 31, 2012 (unaudited)	-	$-
Granted	3,726,708	$0.03	2.75
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding July 31, 2013	3,726,708	$ $ 0.03	2.75	$50,777

NOTE 7 - DISCONTINUED OPERATIONS

In March 2012, the Company decided to discontinue and spinoff its office cleaning operations.

The operating results of the office cleaning operations, which are included in Discontinued Operations, are as follows:

	2013	2012
		(unaudited)
REVENUES	$25	$6,944

OPERATING EXPENSES
General and administrative
Compensation	-	4,250

TOTAL OPERATING EXPENSES	-	4,250

LOSS FROM DISCONTINUED OPERATIONS	$(25)	$(6,944)

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

In consideration for the License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

	Time Period:	Minimum Net Revenue		Minimum Quarterly Payments

(a)	Effective Date through 12/31/13	$0.0		N/A
(b)	01/01/14 through 12/31/14	$1,000,000.00		$37,500.00
(c)	01/01/15 through 12/31/15	$1,600,000.00	*	$50,000.00
(d)	01/01/16 through 12/31/16	$2,500,000.00	**	$75,000.00

*	2015 minimum Net Revenue shall be the greater of 120% of the actual 2014 Net Revenue or $1,600,000.00.
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