Form 10-Q/A
period 2012-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-06-23
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HIGH PERFORMANCE BEVERAGE CO.
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

HIGH PERFORMANCE BEVERAGE CO.

FORM 10-Q/A
Amendment No. 2

October 31, 2012

Explanatory Note

This amendment No. 2 to the Company’s Form 10-Q/A for the period ended October 31, 2012, as filed on October 7, 2013, reflects a restatement of the financial statements for the year ended July 31, 2012 which reflects reclassification of $44,946 previously reported as liability for common stock to be issued to equity and the expense of $16,415 in certain costs previously classified as contributed capital and a reduction in Liability for Issuable Common Stock from $61,361 to $0.  The effect on the period ended October 31, 2012 is an increase in accrued expenses of $16,415.

PART I - FINANCIAL INFORMATION

Item 1.Financial statements

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc., )
(formerly Exclusive Building Services, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2012 AND JULY 31, 2012
(Unaudited)

ASSETS	October 31, 2012 (restated)	July 31, 2012 (restated)
Current Assets
Cash	$2,234	$-

Total Current Assets	2,234	-

TOTAL ASSETS	$2,234	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$42,369	$36,880
Total Current Liabilities	42,369	36,880

Total Liabilities	42,369	36,880

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 94,150,000 shares issued and outstanding	94,150	94,150
Stock subscription payable	142,000	-
Additional Paid-in Capital	22,237	22,237
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(305,466)	(160,211)
Total Stockholders’ (Deficit)	(40,135)	(36,880)

Total Liabilities and Stockholders’ Deficit	$2,234	$-

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc., )
(formerly Exclusive Building Services, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO OCTOBER 31, 2012
(Unaudited)

	2012	2011	Period from inception (Feb 28, 1997) to October 31, 2012 (restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	53,380	12,750	125,900
Marketing	43,131	-	48,994
Product development	21,744	-	67,157
Compensation	27,000	-	47,000

TOTAL OPERATING EXPENSES	145,255	12,750	289,051

LOSS FROM CONTINUING OPERATIONS	(145,255)	(12,750)	(289,051)

DISCONTINUED OPERATION - net	-	152	6,944

NET LOSS	$(145,255)	$(12,598)	$(282,051)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	94,150,000	352,445,656

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc., )
(formerly Exclusive Building Services, Inc.)
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO OCTOBER 31, 2012
(Unaudited)

	2012	2011	Period from inception (Feb 28, 1997) to October 31, 2012 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(145,255)	$(12,598)	$(282,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for services	142,000	12,000	164,300
Changes in assets and liabilities:
Increase in accrued expenses	5,489	750	9,539
Cash Flows Provided by (Used in) Operating Activities	2,234	152	(108,268)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	-	111,361
Retirement of shares	-	-	(859)
	-	-	110,502

NET INCREASE IN CASH	2,234	152	2,234
Cash, beginning of period	-	919	-
Cash, end of period	$2,234	$1,071	$2,234

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc., )
formerly Exclusive Building Services, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) through OCTOBER 31, 2012

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscription Payable	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	$-	$-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-	-	-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-	-	-	10,300
Net loss	-	-	-	-	6,969	(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)	-	6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	-	-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-	-	-	(859)
Sale of common stock in May 2012	400,000	400	94,546	-	-	-	94,946
Net loss	-	-	-	-	(25)	(137,536)	(121,121)
Balance, July 31, 2012	94,150,000	94,150	22,237	-	6,944	(160,211)	(36,880)
Common stock issued in exchange for professional services	-	-	-	142,000	-	-	142,000
Net loss	-	-	-	-	-	(145,255)	(145,255)
Balance, Oct. 31, 2012	94,150,000	$94,150	$22,237	$142,000	$6,944	$(305,466)	$(40,135)

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc., )
formerly Exclusive Building Services, Inc.)
 (A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2012 and 2011
(unaudited)

NOTE 1 – ORGANIZATION

High Performance Beverage Co., (formerly Dethrone Royalty Holdings, Inc., and formerly Exclusive Building Services, Inc.) (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010. The incorporation effort included the Company issuing 312,500,000 shares of common stock to Patricia G. Skarpa, who founded and managed the business which had been providing commercial cleaning services to office buildings of 10,000 to 15,000 square feet in Harris County, TX (part of the Metropolitan Houston area) since February 1997, and 9,375,000 shares to Hallie Beth Skarpa, its other director, for services rendered. These services, involving the incorporation and planning, were valued at $10,300. Hallie Beth Skarpa is the daughter of Patricia G. Skarpa.

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

The Company has determined that as a result of the discontinuance of janitorial service operations and entering into the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name, Dethrone Beverages, it has re-entered the development stage as defined by Section 915-10-20 of the FASB Accounting Standards Codification. Accordingly, financial statement disclosures included in these financial statements include inception to date information. The Company has presented the accumulated deficit on the balance sheet through October 31, 2012 as deficit accumulated from discontinued operations.

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

On May 4, 2012, the Company sold 400,000 newly-issued restricted shares of common stock for $94,546 ($0.236 per share).

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock. As of October 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is included in “Liability for Issuable Common Stock” in the accompanying Consolidated Balance Sheet.

On October 29, 2012, the Company entered into an agreement with several sports celebrities calling for restricted stock grants to the sports celebrities in exchange for endorsement of the Company’s products.  The Company has agreed to issue 1,500,000 restricted shares of common stock as of October 30, 2012, having a fair market value of $142,000 as of the date of the stock grants.  None of the shares have been issued as of October 31, 2012 and the fair market value of the common stock is reflected in the financial statements as Stock Subscriptions Payable.

At October 31, 2012, there were 94,150,000 shares of common stock outstanding and an additional 417,000 shares of common stock issuable.

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

NOTE 7 - RESTATEMENT

On March 21, 2014, in the process of preparing its quarterly report on Form 10-Q for the quarter ended January 31, 2014, management the Company became aware that the Company’s financial statements in the for the three month period ending October 31, 2012 and the year ended July 31, 2012 erroneously did not give effect to shares issued for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.

The following tables summarize the effect of corrections on the consolidated financial statements as of the three months ended October 31, 2012:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets:
Current assets	$2,234	$-	$2,234
Total current assets	2,234	-	2,234
Total assets	$2,234	$-	$2,234

Liabilities:
Accrued expenses	$9,539	$16,415	$25,954
Total current liabilities	9,539	16,415	25,954
Liability for Issuable Common Stock	203,361	(203,361)	-

Total liabilities	212,900	(186,946)	25,954

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Stock subscription payable	-	142,000	142,000
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(289,051)	-	(289,051)
Total stockholders' deficit	(210,666)	186,946	(23,720)

Total liabilities and stockholders' deficit	$2,234	$-	$2,234

Statement of Operations

	As Reported	Adjustment	As Restated
Revenue	$-	$-	$-
Operating expenses
General, administrative and other	53,380	-	53,380
Marketing	43,131	-	43,131
Product development	21,744	-	21,744
Compensation	27,000	-	27,000
Total Operating Expenses	145,255	-	145,255

Loss from continuing operations	(145,255)	-	(145,255)

Discontinued operations, net	-	-	-

Net loss	$(145,255)	$-	$(145,255)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2012:

Assets	Previously Reported	Adjustments	Current Restatement
Assets	$-	$-	$-
Total assets	$-	$-	$-
Liabilities:
Accrued expenses	$4,050	$32,830	$36,880
Total current liabilities	4,050	32,830	36,880

Liability for Issuable Common Stock	61,361	(61,361)	-

Total liabilities	65,411	(28,531)	36,880

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Retained earnings from discontinued operations	6,944		6,944
Accumulated deficit	(143,796)	(16,415)	(160,211)
Total stockholders' deficit	(65,411)	(28,531)	(36,880)

Total liabilities and stockholders' deficit	$-	$-	$-

	Previously Reported	Adjustments	Current Restatement
Revenue	$-	$-	$-
Operating expenses
General, administrative and other	49,820	16,415	66,235
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000
Total Operating Expenses	121,096	16,415	137,511
Loss from continuing operations	(121,096)	16,415	(137,511)
Discontinued operations, net	(25)	-	(25)
Net loss	$(121,121)	$16,415	$(137,536)
Net loss per common share	$(0.00)	$(0.00)	$(0.00)

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

In August 2012, the Company raised $12,000 for 120,000 restricted shares of common stock, and $100,000 for 670,000 restricted shares of common stock. As of October 31, 2012, the Company had not yet issued stock certificates to the buyers of these shares so the amount collected is included in “Stock subscription payable” in the accompanying Consolidated Balance Sheet.

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

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

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

HIGH PERFORMANCE BEVERAGE CO.
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

June 23, 2014