Form 10-Q/A
period 2013-04-30
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-06-23
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

High Performance Beverage Co., a Nevada corporation (the “Company”), is filing this Amendment No. 4 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended April 30, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on June 25, 2013 (the “Original Filing”) and previously amended on October 7, 2013 (the “First Amended Filing”), December 31, 2013 (the “Second Amended Filing”) and on February 3, 2104 (the “Third Amended Filing”).

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

High Performance Beverage Co.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2013 AND JULY 31, 2012
(Unaudited)

	April 30, 2013 (restated)	July 31, 2012 (restated)
ASSETS
Current Assets
Cash	$39,015	$-
Accounts receivable	37,042	-
Inventory	26,587	-
Deferred loan costs	316,977
Total Current Assets	419,621	-

Total Assets	$419,621	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$77,293	$36,880
Convertible notes payable, net	240,000	-
Total Current Liabilities	317,293	36,880

Derivative liability	118,133	-

Total Liabilities	435,426	36,880

Commitments and contingencies (Note 5)	-	-

Stockholders’ Equity (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 103,970,000 and 94,150,000 shares issued and outstanding	103,970	94,150
Stock subscription payable	220,859	-
Additional paid-in capital	1,663,853	22,237
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(2,011,431)	(160,211)
Total Stockholders’ Equity (Deficit)	(15,805)	(36,880)

Total Liabilities and Stockholders’ Equity (Deficit)	$419,621	$-

See accompanying notes to the consolidated financial statement

High Performance Beverage Co.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012
(Unaudited)

	2013 (restated)	2012 (restated)

REVENUES	$53,283	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	17,784	-

OPERATING EXPENSES	1,598,430	350

OTHER (INCOME) EXPENSE
Change in derivative liability	118,133	-
Interest expense	23,601	-

LOSS FROM CONTINUING OPERATIONS	(1,722,380)	(350)

DISCONTINUED OPERATION - net	-	-

NET LOSS	$(1,722,380)	$-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	102,503,597	321,875,000

See accompanying notes to the financial statements

High Performance Beverage Co.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012
(Unaudited)

	2013 (restated)	2012 (restated)

REVENUES	$53,283	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	17,784	-

OPERATING EXPENSES	1,727,270	21,839

OTHER (INCOME) EXPENSE
Change in derivative liability	118,133
Interest expense	23,601	-

LOSS FROM CONTINUING OPERATIONS	(1,851,220)	(21,839)

DISCONTINUED OPERATION – net	-	(25)

NET LOSS	$(1,851,220)	$(21,864)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,834,559	321,875,000

See accompanying notes to the financial statements

High Performance Beverage Co.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2013 AND 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,851,220)	$(21,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	1,262,295	12,000
Amortization of deferred financing costs	243,023	-
Change in derivative liability	118,133	-
Changes in assets and liabilities:
Increase in accounts receivable	(37,042)	-
Increase in prepaid expenses and inventory	(26,587)	-
Increase in accrued expenses	40,413	9,804

Cash used in Operating Activities	(250,985)	(60)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	240,000	-
Sale of shares	50,000	-
Retirement of shares	-	(859)
Cash provided by (used In) financing activities	290,000	(859)

NET INCREASE (DECREASE) IN CASH	39,015	-
Cash, beginning of period	-	919

Cash, end of period	$39,015	-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-
Financing activities
Shares issued for loan origination costs	$560,000	$-

See accompanying notes to the financial statements

High Performance Beverage Co.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH APRIL 30, 2013
(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Balance, July 31, 2012	94,150,000	$94,150	$22,237	$-	$6,944	$(160,211)	$(36,880)
Issuance of shares for services rendered	6,409,585	6,410	922,888	282,220	-	-	1,211,518
Common stock issued for cash	910,415	910	110,451	(61,361)	-	-	50,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	-	400,000
Net loss	-	-	-		-	(1,851,220)	(1,851,220)
Balance, April 30, 2013	103,970,000	$103,970	$1,663,853	$220,859	$6,944	$(2,011,431)	$(15,805)

See accompanying notes to the financial statements.

High Performance Beverage Co.
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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had recurring losses and an accumulated deficit of $2,011,431 through April 30, 2013 and had no committed source of debt or equity financing. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

In January 2013 the Company received an investment of $15,000 for 300,000 restricted shares.  These shares have not been issued as of the date of this report.

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

NOTE 7 - AMENDED FINANCIAL STATEMENTS

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

On March 21, 2014, in the process of preparing its quarterly report on Form 10-Q for the quarter ended January 31, 2014, management the Company became aware that the Company’s financial statements in the for the three and nine month periods ending April 30, 2013 and the year ended July 31, 2012 erroneously did not give effect to shares issued for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.  Accordingly, net loss for the three and nine months ended April 30, 2013, as previously reported, of $1,081,776 and $1,800,443, respectively, has changed to a net loss of $1,081,776 and $1,851,220, for the three and nine months ended April 30, 2013, respectively.

The following tables summarize the effect of corrections on the consolidated financial statements as of the nine months ended April 30, 2013:

	Previously		Current
Assets	Reported	Adjustments	Restatement
Current assets:
Current assets
Cash	$39,015	$-	$39,015
Prepaid expenses	37,042	-	-
Inventory	26,587	-	26,587
Deferred loan costs	316,977	-	316,977
Total current assets	419,621	-	419,621
Total assets	$419,621	$-	$419,621

Liabilities:
Accrued expenses	$44,463	$16,415	$60,878
Senior secured convertible note payable	240,000	-	240,000
Total current liabilities	288,463	16,415	300,878
Derivative liability	118,133	-	118,133

Total liabilities	402,596	16,415	435,426

Stockholders' deficit:
Common stock	103,970	-	103,970
Stock subscription payable	282,220	(61,361)	220,859
Additional paid in capital	1,568,130	95,723	1,663,853
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(1,944,239)	(50,777)	(1,955,016)
Total stockholders' deficit	17,025	(16,415)	610

Total liabilities and stockholders' deficit	$419,621	$-	$419,621

Statement of Operations
	As Reported	Adjustment	As Restated
Revenues	$53,283	$-	$53,283
Cost of goods sold	35,499	-	35,499
Gross Profit
Operating expenses	$17,784	$-	$17,784
General, administrative and other	368,094	-	368,094
Marketing	970,379	-	970,379
Product development	37,019	-	37,019
Compensation	300,001	50,777	351,778
Total Operating Expenses	1,676,493	50,777	1,727,270

Other income (expense)
Interest expense and finance costs	(8,389)	(15,212)	(23,601)
Change in derivative liability	(118,133)	-	(118,133)

Loss from continuing operations	(1,785,231)	65,989	(1,851,220)

Discontinued operations, net	-	-	-

Net loss	$(1,785,231)	$65,989	$(1,851,220)

Net loss per common share	$(0.00)	$(0.02)	$(0.02)

The following tables summarize the effect of corrections on the consolidated financial statements as of the six months ended January 31, 2013:

	Previously		Current
	Reported	Adjustments	Restatement
Assets
Current assets
Cash	$2,529	$-	$2,529
Prepaid expenses	10,861		10,861
Inventory	53,377		53,377
Deferred loan costs	452,221		452,221
Total current assets	518,988	-	518,988
Total assets	$518,988	$-	$518,988
Liabilities:
Accrued expenses	$21,748	$32,830	$54,578
Senior secured convertible note payable	100,000	-	100,000
Total current liabilities	121,748	32,830	154,578
Total liabilities	121,748	32,830	154,578
Stockholders' deficit:
Common stock	97,560	-	97,560
Stock subscription payable	510,000	(61,361)	448,639
Additional paid in capital	645,242	44,946	690,188
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(862,506)	(16,415)	(878,921)
Total stockholders' deficit	397,420	(32,830)	364,410
Total liabilities and stockholders' deficit	$518,988	$-	$518,988

Statement of Operations
Revenue	As Reported	Adjustment	As Restated
Operating expenses	$-	$-	$-
General, administrative and other	175,673	-	175,673
Marketing	183,129	-	183,129
Product development	37,019	-	37,019
Compensation	314,500	-	314,500
Total Operating Expenses	710,321	-	710,321

Other income (expense)
Interest expense and finance costs	(8,389)		(8,389)
Loss from continuing operations	(718,710)	-	(718,710)

Discontinued operations, net	-	-	-

Net loss	$(718,710)	$-	$(718,710)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

The following tables summarize the effect of corrections on the consolidated financial statements as of the three months ended October 31, 2012:

	As reported
	(restated)	Adjustments	Restated
Assets
Current assets	$2,234	$-	$2,234
Total current assets	2,234	-	2,234
Total assets	$2,234	$-	$2,234

Liabilities:
Accrued expenses	$9,539	$16,415	$25,954
Total current liabilities	9,539	16,415	25,954
Liability for Issuable Common Stock	203,361	(203,361)	-

Total liabilities	212,900	(186,946)	25,954

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Stock subscription payable	-	142,000	142,000
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(289,051)	-	(289,051)
Total stockholders' deficit	(210,666)	186,946	(23,720)

Total liabilities and stockholders' deficit	$2,234	$-	$2,234

Statement of Operations
	As Reported	Adjustment	As Restated
Revenue
Operating expenses	$-	$-	$-
General, administrative and other	65,380	-	65,380
Marketing	43,131	-	43,131
Product development	21,744	-	21,744
Compensation	15,000	-	15,000
Total Operating Expenses	145,255	-	145,255

Loss from continuing operations	(145,255)	-	(145,255)

Discontinued operations, net	-	-	-

Net loss	$(145,255)	$-	$(145,255)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2012:

	As Reported (Restated)	Adjustments	As Restated

Assets
Current assets:
Current assets	$-	$-	$-
Total current assets	-	-	-
Total assets	$-	$-	$-

Liabilities:
Accrued expenses	$4,050	$32,830	$36,880
Total current liabilities	4,050	32,830	36,880
Liability for Issuable Common Stock	61,361	(61,361)	-

Total liabilities	65,411	(28,531)	36,880

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Retained earnings from discontinued operations	6,944		6,944
Accumulated deficit	(143,796)	(16,415)	(160,211)
Total stockholders' deficit	(65,411)	(28,531)	(36,880)
Total liabilities and stockholders' deficit	$-	$-	$-

Statement of Operations
	As reported (restated)	Adjustments	As restated
Revenue
Operating expenses	$-	$-	$-
General, administrative and other	49,820	16,415	66,235
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000
Total Operating Expenses	121,096	16,415	137,511

Loss from continuing operations	(121,096)	16,415	(137,511)

Discontinued operations, net	(25)	-	(25)

Net loss	$(121,121)	$16,415	$(137,536)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

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

Nine Months Ended April 30, 2013 compared with Nine Months Ended April 30, 2012

	2013	2012

REVENUES	$53,283	$-
COST OF GOODS SOLD	35,499	-
GROSS PROFIT	17,784	-

OPERATING EXPENSES	1,727,270	21,839

OTHER INCOME (EXPENSE)
Change in derivative liability	(118,133)	-
Interest expense and finance costs	(23,601)	-

LOSS FROM CONTINUING OPERATIONS	(1,851,220)	(21,839)

Revenue

Revenue increased by $53,283 for the nine months ended April 30, 2013, compared to $0 for the nine months ended April 30, 2012.  This increase in revenues was the result of the company commencing substantive operations.

Operating Expenses

Operating expense increased by $1,705,431 to $1,727,270 for the nine months ended April 30, 2013, compared to $21,839 for the nine months ended April 30, 2012. This decrease in G&A expenses was primarily due to the commencement of substantive operations and share based compensation.

Marketing - for the nine months ended April 30, 2013 includes $188,000 relating to the shares that are issuable for Year One of each of the agreements with the four athletes who have agreed to endorse our products.

Compensation - all compensation has been paid to Messrs. McBride and Holley.

Interest expense and finance costs consist of $23,601 in interest related to notes payable.

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

Item 4.Mine Safety Disclosures

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

HIGH PERFORMANCE BEVERAGE CO
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

June 23, 2014