Form 10-K/A
period 2013-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-06-23
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

Explanatory Note

The purpose of this Amendment No. 3 to High Performance Beverages Company’s Annual Report on Form 10-K for the period ended July 31, 2013, filed with the Securities and Exchange Commission on  December 31, 2013  (the “Form 10-K”), is to reflect the fact that the Company’s current auditors have completed an audit of the financial statements of the Company as of and for the year ended July 31, 2012.  Accordingly, the financial statements as of and for the period ended July 31, 2012 have been modified to remove the unaudited label.

This change effects Items 7, 8 and 11.  The dollar amounts are not changed in these sections.  All references in these sections to financial information as of July 31, 2012 has been labeled “unaudited”.

In addition, this Amendment reflects the fact that the financial statements in the annual report for the year ended July 31, 2012 erroneously did not give effect to shareholder advances for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.  In addition, the Company determined that during the fiscal year ended July 31, 2013, it had (1) erroneously excluded from the derivative liability valuation a contract entered into late in the fiscal year that allowed for the settlement of the Company’s financial obligations under the contract in the Company’s common stock, based upon the price of the Company’s stock at the time of settlement; and, (2) excluded the value of common stock to be issued for services performed from the financial statements resulting in an understatement of compensation expense.

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

Operations

A detailed description of our operating history is set forth under BUSINESS.

A summary of operations for the fiscal years ended July 31, 2013 and 2012 follows:

	2013	2012
REVENUES	$55,143	$-
COST OF GOODS SOLD	36,411	-
Gross Profit	18,732	-
OPERATING EXPENSES
General, administrative and other	485,527	66,235
Marketing	982,637	5,863
Product development	37,077	45,413
Compensation	364,004	20,000

TOTAL OPERATING EXPENSES	1,869,245	137,511

Interest expense and finance costs	120,329	5,863
Change in derivative liability	242,430	45,413
LOSS FROM CONTINUING OPERATIONS	(2,213,272)	(137,511)

DISCONTINUED OPERATION - net	-	(25)

NET LOSS	$(2,213,272)	$(137,536)

General, administrative and other expenses consist of professional fees, office supplies and travel expenses relating to the introduction of the new product line. The increase of $419,292 during the year ended July 31, 2013, from $66,235 at July 31, 2012 to $485,527 at July 31, 2013, is primarily due to amortization of deferred financing costs of $303,893 that were not incurred in the prior year, an increase in professional fees of $18,774, bad debt expense of $37,042, license fees of $13,959, royalty fees of $25,624, and commissions of $20,000.

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

Compensation increased by $344,004, from $20,000 during the year ended July 31, 2012 to $364,004 during the year ended July 31, 2013. The increase was due to $321,504 in share based in the current period and none in the prior year and an increase in cash compensation expense of $42,500. All cash compensation was paid to Messrs. Holley and McBride and one sales manager.

Other income (expense) increased ($362,759) during the year ended July 31, 2013 compared to the year ended July 31 , 2012, when Other income (expense) was zero. The increase is due to interest expense of $120,329 and the change in derivative liability of $242,430.

Net loss for the year ended July 31, 2013 increased by $2,075,737, from ($137,536) during the year ended July 31, 2012 to ($2,213,273), primarily due to share based compensation expense, deferred financing cost and note discount amortization, interest expense and change in derivative liability.

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
Toby McBride
Chief Executive Officer, President (Principal Executive Officer), Treasurer (Principal Accounting and Financial Officer) and Chairman of The Board
June 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Toby McBride	Chief Executive Officer, President	June 23, 2014
Toby McBride	(Principal Executive Officer),
Treasurer (Principal Accounting and Financial Officer) and Chairman of the Board

/s/ Michael Holley	President and Director	June 23, 2014
Michael Holley

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
High Performance Beverages Company
Cave Creek, Arizona

We have audited the accompanying consolidated balance sheets of High Performance Beverages Company ("the Company") as of July 31, 2013 and 2012 and the related statement of operations, shareholders' equity (deficit), and cash flows for the years then ended.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of High Performance Beverages Company as of July 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/LL Bradford & Company, LLC
LL Bradford & Company, LLC
www.llbradford.com
Houston, Texas

December 30, 2013 and June 10, 2014

HIGH PERFORMANCE BEVERAGES COMPANY
CONSOLIDATED BALANCE SHEETS
JULY 31, 2013 AND 2012

	July 31, 2013	July 31, 2012
	(restated)	(restated)
ASSETS
Current Assets
Cash	$3,920	$-
Accounts receivable, net	-	-
Inventory	31,034	-
Deferred loan costs	174,857
Total Current Assets	209,811	-

Total Assets	$209,811	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$76,979	$36,880
Convertible notes payable, net	270,000	-
Derivative liability	242,430	-
Total Current Liabilities	589,409	36,880

Total Liabilities	589,409	36,880

Commitments and contingencies (Note 5)	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 103,970,000 and 94,150,000 shares issued and outstanding at July 31, 2013 and 2012, respectively	103,970	94,150
Stock subscriptions payable	220,839	-
Additional paid-in capital	1,662,132	22,237
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(2,373,483)	(160,211)
Total Stockholders’ Deficit	(379,598)	(36,880)

Total Liabilities and Stockholders’ Deficit	$209,811	$-

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE FISCAL YEARS ENDED JULY 31, 2013 AND 2012

	2013	2012
	(restated)	(restated)
REVENUES	$55,143	$-
COST OF GOODS SOLD	36,411

GROSS PROFIT	18,732

OPERATING EXPENSES
General, administrative and other	485,527	66,235
Marketing	982,637	5,863
Product development	37,077	45,413
Compensation	364,004	20,000

TOTAL OPERATING EXPENSES	1,869,245	137,511

OTHER EXPENSE
Interest expense	120,329	-
Change in derivative liability	242,430	-
LOSS FROM CONTINUING OPERATIONS	(2,213,272)	(137,511)

DISCONTINUED OPERATIONS - net	-	(25)

NET LOSS	$(2,213,272)	$(137,536)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,116,484	266,132,397

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 31, 2011 through JULY 31, 2013

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Retained Earnings from Discontinued Operations	Accumulated Deficit	Total
Balance, July 31, 2011 (unaudited)	321,875,000	321,875	(311,575)	-	6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	-	-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-	-	-	(859)
Sale of common stock in May 2012	400,000	400	94,546	-	-	-	94,946

Net loss					(25)	(137,511)	(137,536)
Balance, July 31, 2012 (unaudited)	94,150,000	$94,150	$22,237	$-	$6,944	$(160,211)	$(36,880)
Issuance of shares for services rendered	2,020,000	2,020	987,749	220,839	-	-	1,210,608
Common stock issued for cash	300,000	300	94,646	-	-	-	94,946
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	-	400,000
Conversion of note payable	5,000,000	5,000	-	-	-	-	5,000
Net loss	-	-	-		-	(2,213,272)	(2,213,272)
Balance, July 31, 2013	108,970,000	$108,970	$1,662,132	$220,839	$6,944	$(2,373,483)	$(379,598)

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED JULY 31, 2013 AND 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES		(unaudited)
Net income (loss)	$(2,213,272)	(137,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued in exchange for professional expenses	1,210,608	12,000
Amortization of deferred financing costs	385,143	-
Change in derivative liability	242,430	-
Changes in assets and liabilities:
(Increase) decrease in inventory	(31,034)	-
Increase (decrease) in accrued expenses	40,099	30,530
Cash Flows Provided by (Used in) Operating Activities	(366,026)	(95,006)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	94,946	94,946
Proceeds from convertible notes payable	275,000	-
Retirement of shares	-	(859)
Cash Flows Provided by financing activities	369,946	94,087

NET INCREASE (DECREASE) IN CASH	3,920	(919)
Cash, beginning of fiscal year	-	919
Cash, end of fiscal year	$3,920	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Shares issued and transferred for loan origination fees	$560,000	$-
Conversion of convertible note payable	$5,000	-

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

NOTE 11 – RESTATEMENT

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

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2013:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets
Cash	$3,920	$-	$3,920
Accounts receivable, net	-	-	-
Inventory	31,034	-	31,034
Deferred loan costs	174,857	-	174,857

Total current assets	209,811	-	209,811
Total assets	$209,811	$-	$209,811

Liabilities and Stockholders’ Deficit
Liabilities:
Accrued expenses	$60,564	$16,415	$76,979
Convertible notes payable, net	270,000	-	270,000
Derivative liability	242,430	-	242,430

Total current liabilities	572,994	16,415	589,409
Total liabilities	572,994	16,415	589,409

Stockholders' deficit:
Common stock	108,970	(5,000)	103,970
Stock subscription payable	282,220	(61,381)	220,839
Additional paid in capital	1,561,409	100,723	1,662,132
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(2,322,706)	(50,777)	(2,373,483)
Total stockholders' deficit	(363,183)	(16,415)	(379,598)

Total liabilities and stockholders' deficit	$209,811	$-	$209,811

NOTE 11 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenues	$55,143	$-	$55,143
Cost of goods sold	36,411	-	36,411
Gross profit	18,732	-	18,732

Operating expenses
General, administrative and other	502,162	(16,635)	485,527
Marketing	982,637	-	982,637
Product development	37,077	-	37,077
Compensation	313,007	50,997	364,004

Total Operating Expenses	1,834,886	34,362	1,869,245

Other expense
Interest expense	120,329	-	120,329
Change in derivative liability	242,430	-	242,430

Loss from continuing operations	(2,178,910)	(34,362)	(2,213,272)
Discontinued operations, net	-	-	-
Net loss	$(2,178,910)	$(34,362)	$(2,213,272)
Net loss per common share	$(0.02)	$(0.00)	$(0.02)

  The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2012:

	Previously Reported	Adjustments	Current Restatement
Assets
Assets	$-	$-	$-
Total assets	$-	$-	$-
Liabilities:
Accrued expenses	$4,050	$32,830	$36,880
Total current liabilities	4,050	32,830	36,880
Liability for Issuable Common Stock	61,361	(61,361)	-
Total liabilities	65,411	(28,531)	36,880

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Retained earnings from discontinued operations	6,944		6,944
Accumulated deficit	(143,796)	(16,415)	(160,211)
Total stockholders' deficit	(65,411)	(28,531)	(36,880)

Total liabilities and stockholders' deficit	$-	$-	$-

NOTE 11 – RESTATEMENT (cont’d)

Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenue	$-	$-	$-
Operating expenses
General, administrative and other	49,820	16,415	66,235
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000
Total Operating Expenses	121,096	16,415	137,511

Loss from continuing operations	(121,096)	16,415	(137,511)

Discontinued operations, net	(25)	-	(25)

Net loss	$(121,121)	$16,415	$(137,536)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)