Form 10-Q
period 2014-04-30
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-06-23
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 257,612,770 shares of Common Stock as of June 23, 2014.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

April 30, 2014

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

HIGH PERFORMANCE BEVERAGES COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
BALANCE SHEETS

	April 30, 2014	July 31, 2013 (restated)
ASSETS
Current Assets
Cash	$11,438	3,920
Inventory	-	31,034
Deferred loan costs	-	$174,857

Total Current Assets	11,438	209,811

TOTAL ASSETS	$11,438	$209,811

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$204,477	$76,979
Convertible notes payable, net of discount of $85,759 and 0, respectively	539,176	270,000
Derivative liability	780,848	242,430
Total Current Liabilities	1,524,501	589,409

Total Liabilities	1,524,501	589,409

Commitments and contingencies (Note 6)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 186,261,035 and 103,970,000 shares issued and outstanding at April 30, 2014 and July 31, 2013, respectively	186,261	103,970
Stock subscriptions payable	212,600	220,839
Additional Paid-in Capital	2,815,998	1,662,132
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(4,734,866)	(2,373,483)
Total Stockholders’ (Deficit)	(1,513,063)	(379,598)

Total Liabilities and Stockholders’ Deficit	$11,438	$209,811

The accompanying notes are an integral part of these financial statements

HIGH PERFORMANCE BEVERAGES COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
STATEMENTS OF OPERATIONS

	Three months ended April 30,		Nine months ended April 30,
	2014	2013 (restated)	2014	2013 (restated)

REVENUES	$-	$53,283	$1,481	$53,283
COST OF GOOD SOLD	31,149	35,499	35,512	35,499

GROSS INCOME / (LOSS)	(31,149)	17,784	(34,031)	17,784

OPERATING EXPENSES
General and administrative	297,004	331,129	393,764	368,094
Marketing	8,120	927,249	22,511	970,379
Product development	-	15,275	-	37,019
Compensation	39,404	324,777	1,079,396	351,778

TOTAL OPERATING EXPENSES	344,528	1,598,430	1,495,671	1,727,270

OTHER (INCOME) EXPENSE
Interest expense	30,931	23,601	293,261	23,601
Change in fair value of derivative liability	(118,502)	118,133	538,418	118,133
Total Other (Income ) Expenses	(87,571)	141,734	831,679	141,734
NET LOSS	$(288,106)	$(1,722,380)	$(2,361,381)	$(1,851,220)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	134,582,603	102,503,597	109,208,971	95,834,559

The accompanying notes are an integral part of these financial statements

HIGH PERFORMANCE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2014 AND 2013

	2014	2013 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,361,381)	$(1,851,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	971,853	1,262,295
Amortization of deferred financing costs	174,857	243,023
Amortization of debt discount	47,241	-
Change in derivative liability	538,418	118,133

Changes in assets and liabilities:
Accounts receivable	-	(37,042)
Inventory	31,034	(26,587)
Accrued expenses	127,498	40,413
Cash Flows Provided by (Used in) Operating Activities	(470,482)	(250,985)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	478,000	240,000
Sales of common stock	-	50,000
Cash Flows Provided by Financing Activities	478,000	290,000

NET INCREASE IN CASH	7,518	39,015
Cash, beginning of period	3,920	-
Cash, end of period	$11,438	$39,015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Conversion of convertible notes payable	$128,565	$-
Shares issued for loan origination costs	$325,000

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

Basic and Diluted Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding at April 30, 2014 or 2013.  Issuable common stock is not included in the calculation of basic or diluted weighted average number of common shares outstanding because including these shares would be antidilutive.

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative working capital and a net stockholders’ deficit at April 30, 2014 and had no committed source of debt or equity financing.

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
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers.  The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization on the deferred financing costs in the amount of $148,111 for the three months ended April 30, 2014, which is reflected in the statement of operations.  On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.
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
61,935	115,000

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
35,000	55,000

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
68,000	-

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
25,000	-

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
25,000	-

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
75,000	-

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
75,000	-

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements
NOTE 3 - CONVERTIBLE NOTES PAYABLE (cont'd)

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
	22,000	-

On March 25, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 at an original issuance discount of $25,000 (the “March 2014 Note”). The March 2014 Note matures on September 25, 2014.	75,000	-

On March 31, 2014, the Company sold a note with a principal balance of $42,000 for a purchase price of $30,000. The note is due on September 30, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the March 2014 Note, all principal, accrued but unpaid interest and all other payments due under the March 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	42,000	-

On April 1, 2014, the Company sold a note with a principal balance of $21,000 for a purchase price of $15,000. The note is due on October 1, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the April 2014 Note, all principal, accrued but unpaid interest and all other payments due under the April 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	21,000	-
	624,935	270,000
Original issue discount	(75,000)	-
Beneficial conversion feature	(75,000)	-
Less: Amortization of discounts	64,241	-
Total convertible notes payable	$539,176	$270,000

 NOTE 4 - DERIVATIVE LIABILITY

The convertible notes payable each contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2013, the Company recorded a derivative liability of $235,165 related to the variable conversion feature of several convertible notes payable and recognized a change in the derivative liability of $7,265. At July 31, 2013, derivative liability was $242,430. Convertible notes payable issued and converted during the nine months ended April 30, 2014 and changes in volatility and interest rates resulted in an increase in the derivative liability of $538,418. The increase (decrease) in derivative liability during the three and nine months ended April 30, 2014 was ($118,502) and $538,418, respectively, resulting in a balance of $780,848 as of April 30, 2014.

 HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements

NOTE 5 - EQUITY

In February 2014, the Company issued 1,000,000 shares of its $0.001 par value common stock to a consultant for services rendered.  The fair market value of the common stock on the date of issuance was $11,400.

In March 2014, the Company issued 5,000,000 shares its $0.001 par value common stock to two consultants for services rendered.   The fair market value of the common stock on the date of issuance was $24,800.

In March 2014, note holders exercised their right to convert $52,600 in principal into 22,378,432 shares of the Company’s $0.001 par value common stock.

In April 2014, note holders exercised their right to convert $33,265 in principal into 22,300,000 shares of the Company’s $0.001 par value common stock.

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
Notes to the Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES (cont’d)

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

On May 8, 2014, the licensor in this licensing agreement and the Company entered into a mutual settlement and release agreement (the Settlement Agreement), which called for the Company to pay the licensor a total of $55,000 in three installments, the first of which is in the amount of $5,000 and was paid upon execution of the Settlement Agreement, $10,000 45 days after exectution and $40,000 90 days after execution.

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

NOTE 7 - SUBSEQUENT EVENTS

In May 2014, note holders exercised their right to convert $88,005 in principal into 91,791,735 shares of the Company’s $0.001 par value common stock.

In June 2014, a note holder exercised their right to convert $6,350 in principal into 12,700,000 shares of the Company’s $0.001 par value common stock.

On May 8, 2014, the Company and Dethrone Royalty, Inc. (Dethrone), a former licensor to the Company, entered into a mutual settlement and release agreement (the Settlement Agreement), which called for the Company to pay Dethrone a total of $55,000 in three installments, the first of which is in the amount of $5,000 and was paid upon execution of the Settlement Agreement, $10,000 45 days after execution and $40,000 90 days after execution.

On May 7, 2014, the Company received a $20,000 advance under the Master Note dated October 10, 2013.

On June 3, 2014, the Company sold an Convertible Promissory Note in the principal amount of $10,000, dated June 3, 2014 (the “Note”) for cash consideration of $10,000. The Note bears interest at 8% per annum and matures on June 2, 2015 (“Maturity Date”). The Note is convertible at the greater of 50% of the lowest trading price of the Company’s common stock during the five trading days prior to conversion or $0.0001 per share.

On June 4, 2014, the Company entered into agreement to sell $11,600 in future accounts receivable (the Purchased Amount) for a purchase price of $8,000.  The Company received proceeds of $6,900, after deducting transaction fees.  The Company is repaying the Purchased Amount at the rate of $97 per day.

On June 5, 2014, the Company received a $20,000 advance under the Master Note dated October 10, 2013.

 HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements

NOTE 7 - SUBSEQUENT EVENTS (cont’d)

On June 6, 2014, the Company sold a Convertible Promissory Note in the principal amount of $60,000, dated June 6, 2014 (the “Note”) for cash consideration of $60,000. The Note bears interest at 8% per annum and matures on June 5, 2015 (“Maturity Date”).  The Note is convertible at the lesser of $0.008 or 60% of the lowest trading price of the Company’s common stock during the five trading days prior to conversion.  The Company received $59,400 after deducting fees.

Management has evaluated subsequent events through June 23, 2014 the date which these restated financial statements were available to be issued.

NOTE 8 – RESTATEMENT

On March 21, 2014, in the process of preparing its quarterly report on Form 10-Q for the quarter ended April 30, 2014, the Company’s management became aware that the Company’s financial statements in the annual report for the year ended July 31, 2012 erroneously did not give effect to shareholder advances for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.  In addition, the Company determined that during the fiscal year ended July 31, 2013, it had (1) erroneously excluded from the derivative liability valuation a contract entered into late in the fiscal year that allowed for the settlement of the Company’s financial obligations under the contract in the Company’s common stock, based upon the price of the Company’s stock at the time of settlement; and, (2) excluded the value of common stock to be issued for services performed from the financial statements resulting in an understatement of compensation expense.

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the six months ended April 30, 2013:

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

HIGH PERFORMACE BEVERAGE COMPANY
(Formerly Dethrone Royalty Holdings, Inc.)
Notes to the Financial Statements

NOTE 8 – RESTATEMENT (cont’d)

The following tables summarize the effect of corrections on the consolidated financial statements as of the three months ended October 31, 2012:

	Previously Reported	Adjustments	Current Restatement
Assets
Current assets:
Cash	$2,234	$-	$2,234
Total current assets	2,234	-	2,234
Total assets	$2,234	$-	$2,234
Liabilities:
Accrued expenses	$9,539	$16,415	$25,954
Total current liabilities	9,539	16,415	25,954
Liability for Issuable Common Stock	203,361	(203,361)	-

Total liabilities	212,900	(186,946)	25,954

Stockholders' deficit: Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Stock subscription payable	-	142,000	142,000
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(289,051)	-	(289,051)
Total stockholders' deficit	(210,666)	186,946	(23,720)

Total liabilities and stockholders' deficit	$2,234	$-	$2,234

 Statement of Operations

	Previously Reported	Adjustments	Current Restatement

Revenue	$-	$-	$-

Operating expenses
General, administrative and other	53,380	-	53,380
Marketing	43,131	-	43,131
Product development	21,744	-	21,744
Compensation	27,000	-	27,000
Total Operating Expenses	145,255	-	145,255

Loss from continuing operations	(145,255)	-	(145,255)

Discontinued operations, net	-	-	-

Net loss	$(145,255)	$-	$(145,255)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

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

Three months ended April 30, 2014 and 2013

The Company began shipping products to distributors in February 2013. There were no product shipments during the quarter ending April 30, 2014. Sales were $53,283 during the quarter ending April 30, 2013.  The decrease of $53,283 was due to the termination of our licensing agreement which precluded us from selling product with the licensor’s name.

Cost of goods sold during the three months ended April 30, 2014 were $31,149, compared to $$35,499 in the quarter ending April 30, 2013, resulting in a gross profit of $(31,149).  The decrease in cost of goods sold of $4,350 was due to reduced product shipments.  Cost of goods sold during the three months ended April 30, 2014 is the result of an inventory write-down due to the expiration of the items in inventory.  On March 31, 2014, the Company wrote off the entire book value of inventory on hand, $31,149.

General and administrative expenses decreased by $34,126, from $331,129 during the three months ended April 30, 2013 to $297,003 during the three months ended April 30, 2014. The decrease was due to lower royalty and trademark expenses.

Marketing expense decreased by $919,129, from $927,249 during the three months ended April 30, 2013 to $8,120 during the three months ended April 30, 2014. The decrease was due to lower share based promotional costs.

Compensation decreased by $285,373, from $324,777 during the three months ended April 30, 2013 to $39,404 during the three months ended April 30, 2014. The decrease was due to an increase of $18,343 in cash compensation and a decrease in share based compensation issued in connection with professional athlete endorsement contracts of $303,716.

Other (income) expense increased $299,305 from $141,734 during the three months ended April 30, 2013 to ($87,571) during the three months ended April 30, 2014, as a result of the change in derivative liability of $(236,635) and an increase of $7,330 in interest expense due to increased levels of debt.

Net loss for the three months ended April 30, 2014, was $288,106 compared to a net loss of $1,722,380 during the three months ended April 30, 2014, an increase of $1,434,275.  The change is primarily due to the change in derivative liability, lower shared compensation and share based promotional costs and lower spending during the quarter ended April 30, 2014.

Nine months ended April 30, 2014 and 2013

The Company began shipping products to distributors in February 2013. Shipments were insignificant during the nine months ending April 30, 2014 and generated sales of $1,481. Sales during the nine months ending April 30, 2013 were $53,283.  The decrease of $51,802 was due to the termination of our licensing agreement which precluded us from selling product with the licensor’s name.

Cost of goods sold during the nine months ended April 30, 2014 were $35,512, which exceeded of sales by $34,031, resulting in a gross loss of $(34,031). This was due to the write off of $31,149 of inventory on March 31, 2014 due to the expiration of the product, representing 100% of inventory on hand at that time.  Cost of goods sold during the nine months ended April 30, 2013 was $35,499.

General and administrative expenses decreased by $25,668, from $368,094 during the nine months ended April 30, 2013 to $393,762 during the nine months ended April 30, 2014. The decrease $25,668 was due to lower royalty and trademark expenses.

Marketing expense decreased by $947,868, from $970,379 during the nine months ended April 30, 2013 to $22,511 during the nine months ended April 30, 2014. The decrease was due to lower share based promotional costs.

Compensation increased by $727,618, from $351,778 during the nine months ended April 30, 2013 to $879,396 during the nine months ended April 30, 2014. The increase was due to an increase of $52,043 in cash compensation and an increase in share based compensation issued in connection with professional athlete endorsement contracts of $675,575.

Other (income) expense increased $689,945 from $141,735 during the nine months ended April 30, 2013 to $831,679 during the nine months ended April 30, 2014, as a result of the change in derivative liability of $420,285 and an increase of $369,660 in interest expense due to increased levels of debt, discount amortization and deferred financing cost amortization.

Net loss for the nine months ended April 30, 2014, was $(2,361,379) compared to a net loss of $(1,851,220) during the nine months ended April 30, 2014, an increase of $510,159.  The change is primarily due to the change in derivative liability, increased stock based compensation, and increased interest expense and related amortization during the nine months ended April 30, 2014.

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

As of April 30, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2013 as well as our From 10Q for the quarter ended April 30, 2014. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.  The Company has retained an accountant with experience preparing SEC forms in a timely and accurate fashion.  He has implemented controls to insure the accuracy and completeness of our financial accounting system.

We have made significant attempts to correct this issue including entering into an agreement to outsource our accounting and financial reporting functions. Management believes this arrangement will ensure the timely filing of future financial reports.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended April 30, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

A civil action that was filed against the Company in United States District Court for the Northern District of California on December 20, 2013 by Dethrone Royalty, Inc. (the “Plaintiff”) entitled:  Dethrone Royalty, Inc. v. Dethrone Royalty Holdings, Inc., Dethrone Beverages, Inc., TO Sports Innovations, Inc., High Performance Beverage Company, Toby McBride and Does 1-10 , 13 CV 5912 (N.D. Cal. 2013).  The Plaintiff, in its Complaint, alleged that the Company breached its licensing agreement with Plaintiff and infringed on Plaintiff’s trademarks.  In this vein, Plaintiff has made claims for Breach of Contract, Breach of the Implied Covenant of Good Faith and Fair Dealing, Trademark Infringement under 15 U.S.C. § 1125(a), and Unfair Competition at common law and under the California Business & Professions Code § 17200.  Plaintiff claims $475,000, treble damages, interest, costs, attorneys’ fees, as well as various forms of injunctive relief arising from these claims.

On May 8, 2014, the Company and the Plaintiff, entered into a mutual settlement and release agreement (the Settlement Agreement), which called for the Company to pay the Plaintiff a total of $55,000 in three installments, the first of which is in the amount of $5,000 and was paid upon execution of the Settlement Agreement, $10,000 45 days after execution and $40,000 90 days after execution.

Item 1A.  Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In February 2014, the Company issued 1,000,000 shares of its $0.001 par value common stock to a consultant for services rendered. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In March 2014, the Company issued 5,000,000 shares its $0.001 par value common stock to two consultants for services rendered. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

On April 1, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated March 25, 2014  (the “Note”) for cash consideration of $50,000. The Note matures on September 25, 2014, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $75,000 at any time prior to June 25, 2014.

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

The foregoing descriptions of the Note referred to above do not purport to be complete and are qualified in its entirety by reference to the Note, a copy of which are attached to this Current Report on Form 8-K and incorporated into this Item by reference.

The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In April 2014, the Company converted $33,265 in notes payable in exchange for 22,300,000 the Company’s common stock in accordance with the note agreements. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In May 2014, the Company converted $88,805 in notes payable in exchange for 91,791,735 the Company’s common stock in accordance with the note agreements. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In June 2014, the Company converted $6,350 in notes payable in exchange for 12,700,000 the Company’s common stock in accordance with the note agreement. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On October 10, 2013, High Performance Beverage Co. (the “Company”), entered into a securities purchase agreement (the “SPA”) with an investor (“Investor”), pursuant to which the Investor purchased a master promissory note (the “Master Note”) with a principal balance of $48,000 for a purchase price of $40,000 at an original issuance discount of $4,000.  The Company also agreed to pay $4,000 worth of legal, accounting and due diligence costs to the Investor.

Pursuant to the Master Note, the Investor has the right, solely in the Investor’s discretion, to subsequently purchase up to eight (8) additional promissory notes (each, an “Additional Note”, the Master Note and each Additional Note collectively, the “Notes”), at any time from the date of issuance of the Master Note until October 10, 2014.  Each Additional Note shall have a principal balance of $22,000 and shall have a purchase price of $20,000, at an original issue discount of $2,000.  On May 7, 2014, the Company sold an Additional Note at a purchase price of $20,000.  On June 5, 2014, the Company sold an Additional Note at a purchase price of $20,000.

On June 3, 2014, the Company sold an Convertible Promissory Note in the principal amount of $10,000, dated June 3, 2014 (the “Note”) for cash consideration of $10,000. The Note bears interest at 8% per annum and matures on June 2, 2015 (“Maturity Date”). The Note is convertible at the greater of 50% of the lowest trading price of the Company’s common stock during the five trading days prior to conversion or $0.0001 per share.

On June 4, 2014, the Company entered into agreement to sell $11,600 in future accounts receivable (the Purchased Amount) for a purchase price of $8,000.  The Company received proceeds of $6,900, after deducting transaction fees.  The Company is repaying the Purchased Amount at the rate of $97 per day.

On June 6, 2014, the Company sold a Convertible Promissory Note in the principal amount of $60,000, dated June 6, 2014 (the “Note”) for cash consideration of $60,000. The Note bears interest at 8% per annum and matures on June 5, 2015 (“Maturity Date”).  The Note is convertible at the lesser of $0.008 or 60% of the lowest trading price of the Company’s common stock during the five trading days prior to conversion.  The Company received $59,400 after deducting fees.

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

Item 4.    Mine Safety Disclosures

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports of Form 8-K

(a)   Exhibits

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
3.3	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013)
4.1	Form of Amended and Restated Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on June 25, 2013)
4.2	8% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2013)
4.3	8% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2013)
4.4	Original Issue Discount Convertible Note, dated January 8, 2014 (incorporated by reference to the Current Report on Form 8-K Field with the Securities and Exchange Commission on January 27, 2014)
10.1	License Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 20, 2012)
10.2	Spinoff Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 27, 2012)
10.3	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2013)
10.4	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2013)
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