Form 10-Q/A
period 2013-01-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2014-07-02
CIK 1504222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 4

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

HIGH PERFORMANCE BEVERAGE CO.
FORM 10-Q

January 31, 2013

Explanatory Note

This amendment No. 4 to the Company’s Form 10-Q/A for the period ended January 31, 2013, as filed on October 7, 2013, reflects a restatement of the financial statements for the year ended July 31, 2012 which reflects reclassification of $44,946 previously reported as liabilities to equity and the expense of $16,415 in certain costs previously classified as contributed capital and a reduction in Liability for Issuable Common Stock from $61,361 to $0.  The effect on the period ended January 31, 2013 is an increase in accrued expenses of $16,415.

No other changes have been made to the Form 10-Q. This Amendment No. 3 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2013 AND JULY 31, 2012
(Unaudited)

ASSETS	January 31, 2013 (restated)	July 31, 2012 (restated)
Current Assets
Cash	$2,529	$-
Prepaid expenses	10,861	-
Inventory	53,377	-
Deferred loan costs	452,221
Total Current Assets	518,988	-

TOTAL ASSETS	$518,988	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Accrued expenses	$54,578	$36,880
Senior secured convertible note payable	100,000	-

Total Current Liabilities	154,578	36,880

Total Liabilities	154,578	36,880

Commitments and contingencies (Note 5)	-	-

Stockholders’ (Deficit)
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 500,000,000 shares authorized; 97,560,000 and 94,150,000 shares issued and outstanding	97,560	94,150
Stock Subscription Payable	448,639
Additional Paid-in Capital	690,188	22,237
Retained earnings from discontinued operations	6,944	6,944
Accumulated deficit	(878,921)	(160,211)
Total Stockholders’ (Deficit)	364,410	(36,880)

Total Liabilities and Stockholders’ Deficit	$518,988	$-

See accompanying notes to the consolidated financial statements

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013
(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2013 (restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	138,508	3,711	248,193
Marketing	139,998	-	188,992
Product development	15,275	-	82,432
Compensation	287,700	-	334,500

TOTAL OPERATING EXPENSES	581,481	3,711	854,117

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(8,389)	-	(8,389)

LOSS FROM CONTINUING OPERATIONS	(589,870)	(3,711)	(862,506)

DISCONTINUED OPERATION - net	-	(177)	6,944

NET LOSS	$(589,870)	$(3,888)	$(855,562)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	96,466,703	359,375,000

See accompanying notes to the financial statements

  HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013
(Unaudited)

	2013	2012	Period from Inception (Feb 28, 1997) to January 31, 2013 (restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
General and administrative	175,673	16,461	248,193
Marketing	183,129	-	188,992
Product development	37,019	-	82,432
Compensation	314,500	-	334,500

TOTAL OPERATING EXPENSES	710,321	16,461	854,117

OTHER INCOME (EXPENSE)
Interest expense and finance costs	(8,389)	-	(8,389)

LOSS FROM CONTINUING OPERATIONS	(718,710)	(16,461)	(862,506)

DISCONTINUED OPERATION - net	-	(25)	6,944

NET LOSS	$(718,710)	$(16,486)	$(855,562)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	95,292,077	355,910,313

See accompanying notes to the financial statements

HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2013 AND 2012
AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) TO JANUARY 31, 2013
(Unaudited)

	2013	2012	Period from inception (Feb 28, 1997) to January 31, 2013 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(718,710)	$(16,486)	$(855,562)
Amortization of deferred financing costs	107,779		107,779

Adjustments to reconcile net loss to net cash used in operating activities:
Issuable stock in exchange for services	470,939	-	470,939
Stock issued in exchange for services	-	12,000	22,300
Changes in assets and liabilities:
Increase in prepaid expenses and inventory	(64,238)		(64,238)
Increase in accrued expenses	17,698	4,426	21,748

Cash used in Operating Activities	(208,832)	(60)	(319,334)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	100,000	-	100,000
Sale of shares	111,361	-	222,722
Retirement of shares	-	-	(859)
	211,361	-	321,863

NET INCREASE IN CASH	2,529	(60)	2,529
Cash, beginning of period	-	919	-
Cash, end of period	$2,529	859	$2,529

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Financing activities
Shares issued for loan origination costs	$325,000	$-	$325,000

See accompanying notes to the financial statements

  HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc.)
 (A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (FEBRUARY 28, 1997) THROUGH JANUARY 31, 2013
(Unaudited)

					Retained
		Common	Additional	Stock Sub-	Earnings from	Accumu-
	Common	Stock	Paid-in	Scription	Discontinued	lated
	Stock	Amount	Capital	Payable	Operations	Deficit	Total
Original issuance of shares (February 28, 2007)	321,875,000	$321,875	$(311,575)	$-	-	$-	$10,300
Net income (loss) inception Through July 31, 2010	-	-	-	-	-	-	-
Balance, July 31, 2010	321,875,000	321,875	(311,575)	-	-	-	10,300
Net loss	-	-	-	-	6,969	(22,700)	(15,731)
Balance July 31, 2011	321,875,000	321,875	(311,575)	-	6,969	(22,700)	(5,431)
Common stock issued in exchange for professional services in August 2011	37,500,000	37,500	(25,500)	-	-	-	12,000
Return of shares to Treasury as a result of Spinoff Agreement	(265,625,000)	(265,625)	264,766	-	-	-	(859)
Sale of common stock in May 2012	400,000	400	94,546	-	-	-	94,946
Net loss	-	-	-	-	(25)	(137,511)	(137,536)
Balance, July 31, 2012 (restated)	94,150,000	94,150	22,237	-	6,944	(160,211)	(36,880)
Common stock issuable in exchange for professional services	-	-	-	448,639	-	-	448,639
Issuance of shares in connection with convertible note	2,500,000	2,500	397,500	-	-	-	400,000
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	-	160,000
Common stock issued for cash	910,000		110,451	-			111,361
Net loss	-	-	-	-	-	(718,710)	(718,710)
Balance, January 31, 2013 (restated)	97,560,415	$97,560	$690,188	$448,639	6,944	$(878,921)	$364,410

See accompanying notes to the financial statements.

  HIGH PERFORMANCE BEVERAGE CO.
(formerly Dethrone Royalty Holdings, Inc.)
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

NOTE 3 - SENIOR SECURED CONVERTIBLE NOTE PAYABLE

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded an initial deferred loan cost in the amount of $560,000 in connection with the issuance of the 2,500,000 shares. This loan cost is being amortized to interest expense over the term of the loan or twelve months. The company reflected amortization of deferred loan costs in the amount of $107,779 which is reflected in the statement of operations as a component of general and administrative expenses.

NOTE 4 - SHARE CAPITAL

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

  NOTE 7 - RESTATEMENT

On March 21, 2014, in the process of preparing its quarterly report on Form 10-Q for the quarter ended January 31, 2014, management the Company became aware that the Company’s financial statements in the for the three and six month periods ending January 31, 2013 and the year ended July 31, 2012 erroneously did not give effect to shares issued for the payment of accounting fees and improperly treated shares issued for services as a liability as opposed to equity.

The following tables summarize the effect of corrections on the consolidated financial statements as of the six months ended January 31, 2013:

	Previously		Current
	Reported	Adjustments	Restatement
Assets
Current assets
Cash	$2,529	$-	$2,529
Prepaid expenses	10,861		10,861
Inventory	53,377		53,377
Deferred loan costs	452,221		452,221
Total current assets	518,988	-	518,988

Total assets	$518,988	$-	$518,988

Liabilities:
Accrued expenses	$21,748	$32,830	$54,578
Senior secured convertible note payable	100,000	-	100,000
Total current liabilities	121,748	32,830	154,578

Total liabilities	121,748	32,830	154,578

Stockholders' deficit:
Common stock	97,560	-	97,560
Stock subscription payable	510,000	(61,361)	448,639
Additional paid in capital	645,242	44,946	690,188
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(862,506)	-	(878,921)
Total stockholders' deficit	397,420	(16,415)	364,410

Total liabilities and stockholders' deficit	$518,988	$-	$518,988

Statement of Operations

	As Reported	Adjustment	As Restated
Revenue	$-	$-	$-

Operating expenses
General, administrative and other	175,673	-	175,673
Marketing	183,129	-	183,129
Product development	37,019	-	37,019
Compensation	314,500	-	314,500
Total Operating Expenses	710,321	-	710,321
Other income (expense)
Interest expense and finance costs	(8,389)		(8,389)

Loss from continuing operations	(718,710)	-	(718,710)
Discontinued operations, net	-	-	-

Net loss	$(718,710)	$21,096	$(718,710)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

The following tables summarize the effect of corrections on the consolidated financial statements as of the year ended July 31, 2012:

	As Reported (Restated)	Adjustments	As Restated
Assets
Current assets:
Current assets	$-	$-	$-
Total current assets	-	-	-
Total assets	$-	$-	$-

Liabilities:
Accrued expenses	$4,050	$32,830	$36,880
Total current liabilities	4,050	32,830	36,880

Liability for Issuable Common Stock	61,361	(61,361)	-

Total liabilities	65,411	(44,946)	36,880

Stockholders' deficit:
Common stock	94,150	-	94,150
Additional paid in capital	(22,709)	44,946	22,237
Retained earnings from discontinued operations	6,944	-	6,944
Accumulated deficit	(143,796)	(16,415)	(160,211)
Total stockholders' deficit	(65,411)	28,531	(36,880)

Total liabilities and stockholders' deficit	$-	$-	$-

Statement of Operations

	As Reported (Restated)	Adjustments	As Restated
Revenue	$-	$-	$-
Operating expenses
General, administrative and other	49,820	16,415	66,235
Marketing	5,863	-	5,863
Product development	45,413	-	45,413
Compensation	20,000	-	20,000
Total Operating Expenses	121,096	16,415	137,511

Loss from continuing operations	(121,096)	16,415	(137,511)

Discontinued operations, net	(25)	-	(25)

Net loss	$(121,121)	$16,415	$(137,536)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)

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

Marketing - includes $188,000 relating to the shares that are issuable for Year One of each of the agreements with the four athletes who have agreed to endorse our products.

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

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Messrs. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $.001 per share (or up to 100 million shares). If a default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded a deferred loan cost in the amount of $60,000 in connection with the issuance of the 2,500,000 shares and has reflected amortization of those costs in the form of interest expense in the amount of $385,143 for the six months ended January 31, 2013.

In January 2013 we received an investment of $15,000 for 300,000 restricted shares. The shares have not been issued as of the date of this report.

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

July 2, 2014