Form 10-K
period 2014-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-01-23
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

Yes ☐     . No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  January 31, 2014 was approximately $516,995 (based on the closing price reported on date closest to January 31, 2014 when trading took place on the OTC Markets of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 20, 2015 the number of outstanding shares of the registrant's Common Stock was 2,127,790,297.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

HIGH PERFORMANCE BEVERAGES COMPANY

PART I

This Annual Report on Form 10-K of High Performance Beverage Company (referred to as the “Company,” “we” or “us”) (formerly Dethrone Royalty Holdings, Inc., formerly Exclusive Building Services, Inc.) includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

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

Item 1. BUSINESS

In October 2013, the Dethrone License Agreement was terminated and the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages.

Effective November 14, 2013, the Company changed its name to High Performance Beverages Company in order to better reflect the direction and business of the Company.

On July 23, 2014, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock from 500,000,000 to 2,500,000,000 shares, effective immediately.

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

In October 2013, the Dethrone License Agreement was terminated.

Throwdown License

On October 10, 2013, the Company, entered into a license agreement (“Throwdown License Agreement”) with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages. The Company’s rights under the Throwdown License Agreement are contingent upon Licensor’s prior written approval of any sports performance drinks developed or proposed by the Company to contain any of the Trademarks (“Throwdown Licensed Products”).

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

Current Status

The company retained Allen Flavors to create two new additional flavors to be launched in the early part of the first calendar quarter of 2015. The Company will also use a newly developed look for their bottling and labeling as part of the new launch. In addition to a new product launch, the Company launched its first sweepstakes contest to be held from December 15, 2014 through January 31, 2015 to help market the new product launch.

As discussed above, in October 2013, the Company entered into the Throwdown License Agreement, pursuant to which the Throwdown Licensor granted the Throwdown Trademarks solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada as well as a one-time right of first refusal to license other types of beverages.

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Pablo Sandavol, Matt Moulson and Salvador Perez) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,070,000 restricted shares of common stock over the lives of the contracts plus up to an additional 2,460,000 contingent shares based on performance criteria. During the year ended July 31, 2014, we have recorded an aggregate Marketing Expense of $42,237 relating to the shares that are issuable.

Competition

Most of our competitors, which include well-known companies and established brands like Gatorade, have significantly greater financial and marketing resources than do we. We will compete in the marketplace using the name recognition of the athletes who endorse our beverages and the taste of the beverage

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At July 31, 2014, our officers, Toby McBride and Michael J. Holley, are part-time contractors to us. There are no written contracts or agreements with Messrs. McBride and Holley.

Contractors and vendors will be used by us to conduct the manufacturing and distribution aspects of our business.

Item 1A. RISK FACTORS

Risks Related to the Business

The Company has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The Company has virtually no financial resources. We have negative working capital of $1,408,485 and a stockholders’ deficit of $6,542,451 at July 31, 2014. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2014 that states that this lack of resources causes’ substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Our Throwdown License Agreement with Throwdown Licensor specifies minimum levels of sales which, if not attained, gives Throwdown Licensor the right to terminate the Throwdown License Agreement.  We will market our products very aggressively, but there are no assurances that we will be successful in meeting the targets set forth in the Throwdown License Agreement. In December 2014, the both parties to the contract agreed to terminate the licensing agreement.

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

We have been granted a trading symbol (DRHC). However, there is not and there has never been any established trading market for our common stock. There is currently no established public market whatsoever for our securities.

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

Item 4. MINE SAFETY DISCLOSURES

None

Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

There is not a consistently active market for the shares of our common stock. The trading symbol for our common stock is TBEV. There can be no assurance that a liquid market will develop in the foreseeable future.

Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC markets for the periods indicated.

	High	Low
Fiscal 2013	$	$

First Quarter	0.03	0.01
Second Quarter	0.03	0.01
Third Quarter	0.03	0.00
Fourth Quarter	0.02	0.00

Fiscal 2014	$	$

First Quarter	0.03	0.01
Second Quarter	0.02	0.0066
Third Quarter	0.0136	0.002
Fourth Quarter	0.013	0.00018

Holders

As of the close of business on January 20, 2015, there were 43 stockholders of record of our common stock, and 2,127,790,297 shares were issued and outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

Recent sales of unregistered securities.

On August 26, 2013, the Company sold an 8% Convertible Note in the principal amount of $42,500. The Note matures on May 21, 2014 and has an interest rate of 8% per annum until the Note becomes due. Any amount of principal or interest on the Note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof.

On October 1, 2013, the Company sold an 8% Convertible Note in the principal amount of $32,500. The Note matures on June 19, 2014 and has an interest rate of 8% per annum until the Note becomes due.

On October 10, 2013, the Company sold a master promissory note with a principal balance of $48,000 for a purchase price of $40,000 at an original issuance discount of $4,000. The Company also agreed to pay $4,000 worth of legal, accounting and due diligence costs to the Investor. The Company issued to the investor, warrants to purchase shares of the Company’s common stock at an exercise price equal to the conversion price as provided in the master promissory note.

On October 10, 2013, the Company entered into a license agreement pursuant to which the Company issued 5,437,603 shares of its common stock to the licensor. During each quarter of the term of the agreement, the licensor shall have the option to convert a portion or all of the greater of the minimum quarterly payments due under the agreement or the actual earned royalties into shares of stock of the Company at an exercise price equal to the lesser of $0.03 per share or the VWAP for the ten (10) trading days prior to the end of the respective quarter during the term.

On February 14, 2014, the Company sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated February 11, 2014 for cash consideration of $50,000.

On March 6, 2014, the Company sold a 10% Convertible Redeemable Note in the principal amount of $22,000 pursuant to a Securities Purchase Agreement. The note matures on February 28, 2015 and has an interest rate of 10% per annum.

On April 1, 2014, the Company sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated March 25, 2014 for cash consideration of $50,000. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On June 3, 2014, the Company sold a note with a principal purchase price of $10,000. The note is due on June 2, 2014. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.

On June 6, 2014, the Company sold a note with a principal purchase price of $60,000. The note is due on June 2, 2014. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.

On June 6, 2014, the Company sold a note with a principal purchase price of $60,000. The note is due on June 2, 2014. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal years ended July 31, 2014 and 2013 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern.

Results of Operations for the year ended July 31, 2014

General, administrative and other expenses consist of professional fees, office supplies and travel expenses relating to the introduction of the new product line. The increase of $98,726 during the year ended July 31, 2014, from $485,527 at July 31, 2013 to $584,253 at July 31, 2014, is primarily due to a increase in professional fees of approximately $246,000.

Marketing costs relate to the costs of press releases and meetings with individuals considered important to the marketplace introduction of our new product line. The decrease of $940,400 during the year ended July 31, 2014, from $982,637 at July 31, 2013 to $42,237 at July 31, 2014, is primarily due to share based compensation paid to professional athletes under product endorsement agreements of $942,400 in the prior year.

Product development costs consist of costs for planning for product packaging, samples and similar introductory costs. The decrease of $37,077 during the year ended July 31, 2014, from $37,077 at July 31, 2013 to $0 at July 31, 2014, is due to the reduced need for product development as our products have been launched and are on the market.

Compensation increased by $872,627, from $364,004 during the year ended July 31, 2013 to $1,236,631 during the year ended July 31, 2014. The increase was primarily due to $375,946 in share based in the current period and none in the prior year and an increase in cash compensation expense of $740,432. All cash compensation was paid to Messrs. Holley and McBride and one sales manager.

Other income (expense) increased ($1,554,573) during the year ended July 31, 2014 compared to the year ended July 31, 2013, when other income (expense) was $(362,759). The increase is due to interest expense of ($796,668), the change in derivative liability of ($1,084,287) and inventory write off impairment of (36,177)

Net loss for the year ended July 31, 2014 increased by $1,565,700, from ($2,213,273) during the year ended July 31, 2013 to ($3,778,972) during the fiscal year ended July 31, 2013, primarily due to share based compensation expense, deferred financing cost and note discount amortization, interest expense and change in derivative liability.

Results of Operations for the year ended July 31, 2013

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

Other income (expense) increased ($362,759) during the year ended July 31, 2013 compared to the year ended July 31, 2012, when other income (expense) was zero. The increase is due to interest expense of $120,329 and the change in derivative liability of $242,430.

Net loss for the year ended July 31, 2013 increased by $2,075,737, from ($137,536) during the year ended July 31, 2012 to ($2,213,273) during the year ended July 31, 2013, primarily due to share based compensation expense, deferred financing cost and note discount amortization, interest expense and change in derivative liability.

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

Item 8. FINANCIAL STATEMENTS

Our consolidated financial statements as of July 31, 2014 and the fiscal year then ended start on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None.

Item 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, in his role as CEO and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2014. Based upon such evaluation, the Chief Executive Officer has concluded that, as of July 31, 2014, the Company’s disclosure controls and procedures were ineffective. This conclusion by the Company’s Chief Executive Officer and does not relate to reporting periods after July 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2014 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its evaluation as of July 31, 2014 weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the monitoring and review of work performed by our Chief Executive Officer and lack of segregation of duties. In the preparation of audited financial statements, footnotes and financial data all of our financial reporting is carried out by our Chief Executive Officer, and we do not have an audit committee to monitor or review the work performed. The lack of segregation of duties results from lack of accounting staff with accounting technical expertise necessary for an effective system of internal control. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Executive Officer.

This annual report does not include an attestation report of the Company s registered public accounting firm regarding internal control over financial reporting. Management s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended July 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended July 31, 2014 that would have required disclosure in a report on Form 8-K.

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

Possible Potential Conflicts

The market on which our shares of common stock are quoted does not currently have any director independence requirements.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on August 31, 2015. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

All directors will be reimbursed by the Company for any expenses incurred in attending directors' meetings provided that the Company has the resources to pay these fees. The Company will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11. EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended July 31, 2014 and 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Toby McBride, CEO, CFO and	2014	-	-	-	-	-	-	22,500	22,500
Director	2013	-	-	-	-	-	-	23,000	23,000

Michael Holley, President and	2014	-	-	-	-	-	-	22,500	22,500
Director	2013	-	-	-	-	-	-	23,750	23,750

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

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options,

Outstanding Equity Awards at Fiscal Year-End Table

The Company has entered into endorsement agreements with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Pablo Sandavol, Matt Moulson and Salvador Perez) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,070,000 restricted shares of common stock over the lives of the contracts plus up to an additional 2,460,000 contingent shares based on performance criteria. During the year ended July 31, 2014, we have recorded an aggregate Marketing Expense of $42,237 relating to the shares that are issuable.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 20, 2015, we had 2,127,790,297 shares of common stock outstanding which are held by 43 shareholders of record. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have, or claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of January 20, 2014; of all directors and executive officers of the Company; and of our directors and officers as a group.

Title Of Class	Beneficial Owner of Shares (1)	Amount of Beneficial Ownership	Percent of Class (2)

Common	Toby McBride	28,125,000	1.32%
Common	Michael Holley	28,125,000	1.32%
	All Directors and Officers as a group (2 persons)	56,250,000	2.64%

(1) The address for purposes of this table is the Company’s address which is 5137 E. Armor St., Cave Creek, AZ 85331.

(2) Applicable percentage ownership is based on 2,127,790,297 shares of common stock outstanding as of January 20, 2015 together with securities exercisable or convertible into shares of common stock within 60 days of January 20, 2015 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of January 20, 2015 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees totaling $28,077 and $13,550 for the fiscal year ended July 31, 2014 and 2013 with LL Bradford for audit services for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended July 31, 2014 and 2013.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
3.2	Certificate of Amendment (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 29, 2014)
3.3	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
3.4	Certified Articles of Merger (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the SEC on November 20, 1013)
3.5	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on November 14, 2013)
4.1	Form of Amended and Restated Senior Secured Convertible Promissory Note (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on June 25, 2013)
4.2	8% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2013)
4.3	8% Convertible Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2013)
4.4	Original Issue Discount Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on January 27, 2014)
4.5	Original Issue Discount Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 20, 2014)
4.6	10% Convertible Redeemable Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2014)
4.7	Original Issue Discount Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2014)
4.8	Form of 8% Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2014)
10.1	License Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 20, 2012)
10.2	Spinoff Agreement (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on March 27, 2012)
10.3	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2013)
10.4	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 4, 2013)
10.5	License Agreement by and between Throwdown Industries Holdings, LLC and Dethrone Royalty Holding, Inc. dated October 10, 2013 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 15, 2014)
10.6	Form Lock-Up Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2014)
10.7	Form of SPA (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 29, 2014)
10.8	Form of Master Note (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 29, 2014)
10.9	Form of Warrant (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 29, 2014)
10.10	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2014)
10.11	Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2014)
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the SEC on November 5, 2010)
21.1	List of Subsidiaries

31	Certification by Chief Executive Officer and Treasurer pursuant to Sarbanes-Oxley Section 302
32	Certification by Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350
EX-101.INS	XBRL Instance Document *
EX-101.SCH	XBRLTaxonomy Extension Schema Document *
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase *
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase *
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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

January 22, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Toby McBride	Chief Executive Officer, President (Principal Executive Officer),	January 22, 2015
Toby McBride	Treasurer (Principal Accounting
and Financial Officer) and Chairman of the Board

/s/ Michael Holley	President and Director	January 22, 2015
Michael Holley

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

JULY 31, 2014 AND 2013

	July 31, 2014	July 31, 2013
ASSETS
Current Assets
Cash	$10,485	$3,920
Prepaid Expense	27,000	-
Inventory	-	31,034
Deferred loan costs	-	174,857
Total Current Assets	37,485	209,811

Total Assets	$37,485	$209,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$212,216	$76,979
Note payable	6,900	-
Senior convertible notes payable, net	993,385	270,000
Derivative liability	1,189,287	242,430
Total Current Liabilities	2,401,788	589,409

Total Liabilities	2,401,788	589,409

Commitments and contingencies (Note 5)	-	-

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 476,910,212 and 103,970,000 shares issued and outstanding	476,911	103,970
Stock subscriptions payable	220,286	220,839
Additional paid-in capital	3,084,011	1,662,132
Accumulated deficit	(6,145,511)	(2,366,539)
Total Stockholders’ Deficit	(2,364,303)	(379,598)

Total Liabilities and Stockholders’ Deficit	$37,485	$209,811

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDED JULY 31, 2014 AND 2013

	2014	2013

REVENUES	$1,481	$55,143

COST OF GOODS SOLD	-	36,411

GROSS PROFIT	1,481	18,732

OPERATING EXPENSES
General, administrative and other	584,253	485,527
Marketing	42,237	982,637
Product development	-	37,077
Compensation	1,236,631	364,004

TOTAL OPERATING EXPENSES	1,863,121	1,869,245

OTHER EXPENSE
Interest expense	796,868	120,329
Change in derivative liability	1,084,287	242,430
Inventory impairment	36,177	-
LOSS FROM CONTINUING OPERATIONS	(3,778,972)	(2,213,272)

NET LOSS	$(3,778,972)	$(2,213,272)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	171,066,620	96,116,484

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 31, 2011 through JULY 31, 2014

		Common	Additional	Stock
	Common	Stock	Paid-in	Subscriptions	Accumulated
	Stock	Amount	Capital	Payable	Deficit	Total

Balance, July 31, 2012	94,150,000	$94,150	$22,237	$-	$(153,267)	$(36,880)
Issuance of shares for services rendered	2,020,000	2,020	987,749	220,839	-	1,210,608
Common stock issued for cash	300,000	300	94,646	-	-	94,946
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	400,000
Conversion of note payable	5,000,000	5,000	-	-	-	5,000
Net loss	-	-	-		(2,213,272)	(2,213,272)
Balance, July 31, 2013	103,970,000	$103,970	$1,662,132	$220,839	$(2,366,539)	$(379,958)
Common stock issued for services rendered	7,612,603	7,613	-	-	-	7,613
Common stock issued for endorsement contracts	65,500,000	65,500	1,059,714	(21,739)	-	1,103,475
Conversion of note payable	299,827,609	299,828	(196,683)	21,186	-	124,331
Discount on notes payable	-	-	402,139	-	-	402,139
Derivatives liability conversation			156,709			156,709
Net Income	-	-	-		(3,778,972)	(3,778,972)
Balance, July, 2014	476,910,212	$476,911	$3,084,011	$220,286	$(6,145,511)	$(2,364,303)

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JULY 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,778,972)	$(2,213,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared-based compensation	1,084,088	1,210,608
Amortization of deferred financing costs	174,857	385,143
Change in derivative liability	1,084,287	242,430
Amortization of debt discount	346,926	-
Penalty Expense	315,567
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(31,034)
(Increase) decrease in inventory	31,034	-
Increase (decrease) in accrued expenses	162,462	40,099
Cash Flows Provided by (Used in) Operating Activities	(579,751)	(366,026)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	94,946
Repayments	(1,100)	-
Proceeds from convertible notes payable	579,416	275,000
Proceeds from notes payable	8,000	-
	586,316	369,946

NET INCREASE (DECREASE) IN CASH	6,565	3,290
Cash, beginning of fiscal year	3,920	-
Cash, end of fiscal year	$10,485	$3,920

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Shares issued and transferred for loan origination fees	$-	$560,000
Conversion of convertible note payable	$257,190	5,000
Debt discount for issued convertible notes payable	402,139	-

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

In October 2013, the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Fair Value Considerations

We follow ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to our financial assets and liabilities carried at fair value and our fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. We use Level 1 inputs for our fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. We use Level 2 inputs for our fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. We use observable market data whenever available.

Derivative Liabilities

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivate associated with convertible notes payable are accounted for as liabilities during the term of the related notes payable.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at July 31, 2014 and had no reliable source of ongoing debt or equity financing.

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

HIGH PERFORMACE BEVERAGE COMPANY

(Formerly Dethrone Royalty Holdings, Inc.)

Notes to the Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	July 31,	July 31,
Description	2014	2013
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers. The deferred financing costs is being amortized to interest expense over the term of the loan or twelve months. The company has recognized the remaining amortization on the deferred financing costs in the amount of $148,111 for the year ended July 31, 2014, which is reflected in the statement of operations. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed. As of July 31, 2014, the lender has converted total principal and interest of $16,000 to common stock.	$100,000	$100,000

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

If the Company repays all amounts outstanding under the agreement within 90 days of the execution date, there will be no interest amounts due. If it does not pay all amounts due within 90 days of the execution date, it cannot make any other prepayments of the amounts outstanding without the consent of the lender. In addition, there will be a one-time interest charge of 12% of the amounts outstanding. The Company must also register all shares that are issuable under the agreement in any Registration Statement that it files with the SEC for any purpose. As of July 31, 2014, the lender has converted total principal and interest of $92,230 to common stock.	77,726	115,000

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

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant was $37,267 on the date of issuance. As of July 31, 2014 the warrant has been fully exercised for a total amount of $3,727 in common stock, the lender also converted total principal and interest of $8,746 into common stock.	46,254	55,000

HIGH PERFORMACE BEVERAGE COMPANY

(Formerly Dethrone Royalty Holdings, Inc.)

Notes to the Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

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

In connection with the SPA and the issuance of the Master Note, the Company issued to the Investor, warrants to purchase shares of the Company’s common stock (the “Warrant”) at an exercise price equal to the Conversion Price. The Warrant has a term of five years. The warrant provides for both cash and cashless exercise. The fair value of the warrant on the date of issuance was $295,273. As of July 31, 2014, the Company has incurred conversion penalties of $155,567, the lender has converted total principal and interest of $26,200 into common stock	128,461	-

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

If the Company fails to pay the principal hereof or interest thereon when due at the maturity date, the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the Default Sum (as defined in the Note). If the Company fails to issue common stock of the Company upon exercise of the Note, the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum multiplied by two. Upon any other Event of Default (as defined in the Note), the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the greater of (i) 150% times the Default Sum or (ii) the “parity value” (as defined in the Note) of the Default Sum to be prepaid. As of July 31, 2014 the investor has converted all $42,500 into common stock.	-	-

HIGH PERFORMACE BEVERAGE COMPANY

(Formerly Dethrone Royalty Holdings, Inc.)

Notes to the Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

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

If the Company fails to pay the principal hereof or interest thereon when due at the maturity date, the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the Default Sum (as defined in the Note). If the Company fails to issue common stock of the Company upon exercise of the Note, the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum multiplied by two. Upon any other Event of Default (as defined in the Note), the Note shall become immediately due and payable and the Company shall pay to the holder of the Note an amount equal to the greater of (i) 150% times the Default Sum or (ii) the “parity value” (as defined in the Note) of the Default Sum to be prepaid. As of July 31, 2014 the investor has converted all $32,500 into common stock.	-	-

On January 08, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated July 8, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on July 8, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $100,000 at any time prior to the Maturity Date.

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. As of July 31, 2014 the investor has converted total principal and interest into $2,804 into common stock.	72,196	-

On February 11, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated February 11, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on August 11, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $75,000 at any time prior to May 11, 2014.

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

HIGH PERFORMACE BEVERAGE COMPANY

(Formerly Dethrone Royalty Holdings, Inc.)

Notes to the Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On February 25, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on February 28, 2015 and has an interest rate of 10% per annum. The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note at a price equal to 50% of the lowest closing bid price of the common stock as reported on OTCQB, for the fifteen prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect. As of July 31, 2014 the investor has converted no principal or interest into common stock	22,000	-

On March 25, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 at an original issuance discount of $25,000 (the “March 2014 Note”). The March 2014 Note matures on September 25, 2014.	75,000	-

On March 31, 2014, the Company sold a note with a principal balance of $42,000 for a purchase price of $30,000. The note is due on September 30, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the March 2014 Note, all principal, accrued but unpaid interest and all other payments due under the March 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of July 31, 2014, the Company is in default on the note and incurred total penalties of $42,000, the lender has converted $25,146 into common stock.	67,146	-

On April 1, 2014, the Company sold a note with a principal balance of $21,000 for a purchase price of $15,000. The note is due on October 1, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the April 2014 Note, all principal, accrued but unpaid interest and all other payments due under the April 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	21,000	-

On June 3, 2014, the Company sold a note with a principal purchase price of $10,000. The note is due on June 2, 2014. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	10,000

On June 4, 2014, the Company sold a note with a principal purchase price of $60,000. The note is due on June 2, 20145 Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	60,000

On June 4, 2014, a new lender assumed a $60,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, June 15, 2014, the Note shall accrue interest at 22% per annum.

The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of July 31, 2014, the Company is in default on the Note and incurred penalties of $118,000, and the lender converted total principal and interest of $1,283 into common stock.	176,718

On July 2, 2014, a new lender assumed a $70,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, July 2, 2015, the Note shall accrue interest at 22% per annum. The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of July 31, 2014, the lender converted total principal and interest of 13,077 into common stock.	57,000	-

	1,048,501	270,000

Original issue discount	96,500	-
Beneficial conversion feature	305,639	-
Less: Amortization of discounts	(347,023)	-
Total convertible notes payable	$993,385	$270,000

NOTE 5 – DERIVATIVE LIABILITY

The convertible notes payable issued on in by the company contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2014, the Company recorded a derivative liability of $1,189,287 related to the Variable Conversion Feature and recognized a change in the derivative liability of due to conversions of $156,709 and change in derivative liability due to pricing of $(1,084,287). The balance of the derivative liability was $1,189,287 and $242,430 at July 31, 2014 and 2013, respectively.

NOTE 6 – EQUITY

The Company is authorized to issue 2,500,000,000 shares of common stock and 1,000,000 shares of preferred stock.

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the Warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant on the date of issuance was 37,267 using the Black-Scholes formula assuming volatility of 122.22%, and a discount rate of 0.32%.

In June 2013, the Company issued 1,409,585 shares of common stock under endorsement contracts. The shares were valued at $376,000.

A summary of warrant activity for the year ended July 31, 2014 is presented below:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	Intrinsic
	Warrants	price	life (years)	Value
Outstanding July 31, 2013	-	$-
Granted	3,726,708	$0.03	1.75
Exercised	-	-
Forfeited or cancelled	-	-
Expired	-	-
Outstanding July 31, 2014	3,726,708	$0.03	1.75	$-

During the year ended July 31, 2014 the company issued 340,267,609 shares of common stock related to conversions of convertible debt during the year. The stock was valued at $305,688.

During the year ended July 31, 2014 the Company issued 65,500,000 of common stock in the form of compensation for officers of the companies. The stock was valued at $375,946

During the year ended July 31, 2014 the Company issued 5,437,603 shares of common stock for compensation for services rendered. The stock was valued at $924,392.

During the year ended July 31, 2014 the Company issued 2,175,000 shares of common stock for $27,500.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Throwdown License Agreement

On October 10, 2013, the Company entered into a license agreement (“Throwdown License Agreement”) with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “License”) as well as a one-time right of first refusal to license other types of beverages. The Company’s rights under the License Agreement are contingent upon Licensor’s prior written approval of any sports performance drinks developed or proposed by the Company to contain any of the Trademarks (“Licensed Products”).

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

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company will rigorously defend itself in any such lawsuits that may arise in the future.

NOTE 10 - SUBSEQUENT EVENTS

On August 04, 2014, a note holder exercised their right to convert $13,595 in principal into 19,420,978 shares of the Company’s $0.001 par value common stock.

On August 06, 2014, issued 2,000,000 shares of the Company’s $0.001 par value common stock with a current market value of $3,200.

On August 06, 2014, issued 500,000 shares of the Company’s $0.001 par value common stock with a current market value of $800.

On August 06, 2014, issued 1,500,000 shares of the Company’s $0.001 par value common stock with a current market value of $2,400.

On August 06, 2014, issued 2,000,000 shares of the Company’s $0.001 par value common stock with a current market value of $3,200.

On August 06, 2014, issued 20,000,000 shares of the Company’s $0.001 par value common stock with a current market value of $36,000.

On August 06, 2014, issued 3,000,000 shares of the Company’s $0.001 par value common stock with a current market value of $4,800.

On August 06, 2014, issued 25,000,000 shares of the Company’s $0.001 par value common stock with a current market value of $45,000.

NOTE 10 - SUBSEQUENT EVENTS (cont'd)

On August 07, 2014, a note holder exercised their right to convert $14,611 in principal into 20,873,189 shares of the Company’s $0.001 par value common stock.

On August 12, 2014, a note holder exercised their right to convert $10,850 in principal into 15,000,000 shares of the Company’s $0.001 par value common stock.

On August 13, 2014, a note holder exercised their right to convert $16,123 in principal into 21,496,986 shares of the Company’s $0.001 par value common stock.

On August 14, 2014, an investor purchased 5,000,000 shares of the Company’s $0.001 par value common stock for $500 in cash.

On August 20, 2014, a note holder exercised their right to convert $3,200 in principal into 32,000,000 shares of the Company’s $0.001 par value common stock.

On August 20, 2014, a note holder exercised their right to convert $3,183,000 in principal into 31,830,000 shares of the Company’s $0.001 par value common stock.

On August 20, 2014, a note holder exercised their right to convert $3,700 in principal into 3,700,000 shares of the Company’s $0.001 par value common stock.

On August 29, 2014, a note holder exercised their right to convert $6,000 in principal into 7,142,857 shares of the Company’s $0.001 par value common stock.

On September 10, 2014 a note holder exercised their right to convert a warrant with a current market value of $12,575, this exercise resulted in the issuance 28,073,409 shares of the Company’s $0.001 par value common stock.

On September 17, 2014 a note holder exercised their right to convert $5,100 in principal into 17,000,000 shares of the Company’s $0.001 par value common stock.

On September 22, 2014, a note holder exercised their right to convert $5,370 in principal into 17,900,000 shares of the Company’s $0.001 par value common stock.

On September 26, 2014, a note holder exercised their right to convert $5,640 in principal into 18,800,000 shares of the Company’s $0.001 par value common stock.

On September 26, 2014, a note holder exercised their right to convert ($510,000) in principal into (5,100,000) shares of the Company’s $0.001 par value common stock.

On October 14, 2014, a note holder exercised their right to convert $5,000 in principal into 50,000,000 shares of the Company’s $0.001 par value common stock.

On October 20, 2014, a note holder exercised their right to convert $909 in principal into 9,090,909 shares of the Company’s $0.001 par value common stock.

On October 20, 2014, a note holder exercised their right to convert $13,500 in principal into 19,281,553 shares of the Company’s $0.001 par value common stock.

On October 23, 2014, a note holder exercised their right to convert $16,000 in principal into 80,000,000 shares of the Company’s $0.001 par value common stock.

On October 24, 2014, a note holder exercised their right to convert $86,300 in principal into 86,300,000 shares of the Company’s $0.001 par value common stock.

On October 24, 2014, a note holder exercised their right to convert $4,925 in principal into 49,250,000 shares of the Company’s $0.001 par value common stock.

On October 27, 2014, a note holder exercised their right to convert $4,545 in principal into 45,454,545 shares of the Company’s $0.001 par value common stock.

On October 28, 2014, a note holder exercised their right to convert $6,000 in principal into 60,000,000 shares of the Company’s $0.001 par value common stock.

NOTE 10 - SUBSEQUENT EVENTS (cont'd)

On October 31, 2014, a note holder exercised their right to convert $6,100 in principal into 61,000,000 shares of the Company’s $0.001 par value common stock.

On November 3, 2014, a note holder exercised their right to convert $6,050 in principal into 60,500,000 shares of the Company’s $0.001 par value common stock.

On November 4, 2014, a note holder exercised their right to convert $14,700 in principal into 14,700,000 shares of the Company’s $0.001 par value common stock.

On November 5, 2014, a note holder exercised their right to convert $13,955 in principal into 13,954,546 shares of the Company’s $0.001 par value common stock.

On November 12, 2014, a note holder exercised their right to convert $42,762 in principal into 42,761,666 shares of the Company’s $0.001 par value common stock.

On November 24, 2014, a note holder exercised their right to convert $29,283 in principal into 29,282,825 shares of the Company’s $0.001 par value common stock.

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

