Form 10-K/A
period 2014-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-01-23
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

Explanatory Note

The purpose of this Amendment No. 1 to High Performance Beverages Company’s Annual Report on Form 10-K for the period ended July 31, 2014, filed with the Securities and Exchange Commission on January 23, 2015 (the “Form 10-K”), is to:

●	remove the Commitments and Contingencies line from the Consolidated Balance Sheets;
●	correct an inadvertent spelling error and the periods presented in the Statements of Stockholders’ Equity (Deficit);
●	reclassify prior year shares issued in exchange for professional services from share based compensation in the Consolidated Statements of Cash Flows;
●	add a sentence describing the termination of a contract and add additional disclosures about litigation in Footnote 8 - Commitments and Contingencies; and,
●	correct footnote numbering.

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

January 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Toby McBride	Chief Executive Officer, President (Principal Executive Officer),	January 23, 2015
Toby McBride	Treasurer (Principal Accounting
and Financial Officer) and Chairman of the Board

/s/ Michael Holley	President and Director	January 23, 2015
Michael Holley

FINANCIAL STATEMENTS

July 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors

High Performance Beverages Company

Cave Creek, Arizona

We have audited the accompanying balance sheet of High Performance Beverages Company ("the Company") as of July 31, 2014 and 2013, and the related statement of operations, shareholders' equity (deficit), and cash flows for the years then ended.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that High Performance Beverages Company will continue as a going concern. As discussed in Note 3 to the financial statements, High Performance Beverage Company has an accumulated deficit, negative shareholders' equity, and a net working capital deficiency at July 31, 2014, which raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/LL Bradford & Company, LLC

LL Bradford & Company, LLC

Houston, Texas

January 23, 2015

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

HIGH PERFORMANCE BEVERAGES COMPANY

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 31, 2012 through JULY 31, 2014

		Common	Additional	Stock
	Common	Stock	Paid-in	Subscriptions	Accumulated
	Stock	Amount	Capital	Payable	Deficit	Total

Balance, July 31, 2012	94,150,000	$94,150	$22,237	$-	$(153,267)	$(36,880)
Issuance of shares for services rendered	2,020,000	2,020	987,749	220,839	-	1,210,608
Common stock issued for cash	300,000	300	94,646	-	-	94,946
Capital contributed as inducement to enter into convertible note payable	-	-	160,000	-	-	160,000
Common stock issued in connection with convertible note payable	2,500,000	2,500	397,500	-	-	400,000
Conversion of note payable	5,000,000	5,000	-	-	-	5,000
Net loss	-	-	-		(2,213,272)	(2,213,272)
Balance, July 31, 2013	103,970,000	$103,970	$1,662,132	$220,839	$(2,366,539)	$(379,958)
Common stock issued for services rendered	7,612,603	7,613	-	-	-	7,613
Common stock issued for endorsement contracts	65,500,000	65,500	1,059,714	(21,739)	-	1,103,475
Conversion of note payable	299,827,609	299,828	(196,683)	21,186	-	124,331
Discount on notes payable	-	-	402,139	-	-	402,139
Derivatives liability conversion			156,709			156,709
Net Income	-	-	-		(3,778,972)	(3,778,972)
Balance, July, 2014	476,910,212	$476,911	$3,084,011	$220,286	$(6,145,511)	$(2,364,303)

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED JULY 31, 2014 AND 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,778,972)	$(2,213,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared-based compensation	1,084,088
Share issued in exchange for professional expense		1,210,608
Amortization of deferred financing costs	174,857	385,143
Change in derivative liability	1,084,287	242,430
Amortization of debt discount	346,926	-
Penalty Expense	315,567
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	-	(31,034)
(Increase) decrease in inventory	31,034	-
Increase (decrease) in accrued expenses	162,462	40,099
Cash Flows Provided by (Used in) Operating Activities	(579,751)	(366,026)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	94,946
Repayments	(1,100)	-
Proceeds from convertible notes payable	579,416	275,000
Proceeds from notes payable	8,000	-
	586,316	369,946

NET INCREASE (DECREASE) IN CASH	6,565	3,290
Cash, beginning of fiscal year	3,920	-
Cash, end of fiscal year	$10,485	$3,920

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Shares issued and transferred for loan origination fees	$-	$560,000
Conversion of convertible note payable	$257,190	5,000
Debt discount for issued convertible notes payable	402,139	-

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

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. As of July 31, 2014 the investor has converted total principal and interest of $2,804 into common stock.	72,196	-

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

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid, loses DTC eligibility, or gets “chilled for deposit” at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company.	75,000	-

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On February 25, 2014, High Performance Beverages Company, a Nevada corporation (the “Company”), sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on February 28, 2015 and has an interest rate of 10% per annum. The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note at a price equal to 50% of the lowest closing bid price of the common stock as reported on OTCQB, for the fifteen prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect. As of July 31, 2014 the investor has converted no principal or interest into common stock	22,000	-

On March 25, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 at an original issuance discount of $25,000 (the “March 2014 Note”). The March 2014 Note matures on September 25, 2014.	75,000	-

On March 31, 2014, the Company sold a note with a principal balance of $42,000 for a purchase price of $30,000. The note is due on September 30, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the March 2014 Note, all principal, accrued but unpaid interest and all other payments due under the March 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of July 31, 2014, the Company is in default on the note and incurred total penalties of $42,000, the lender has converted $25,146 into common stock.	67,146	-

On April 1, 2014, the Company sold a note with a principal balance of $21,000 for a purchase price of $15,000. The note is due on October 1, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the April 2014 Note, all principal, accrued but unpaid interest and all other payments due under the April 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	21,000	-

On June 3, 2014, the Company sold a note with a principal purchase price of $10,000. The note is due on June 2, 2014. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	10,000

On June 4, 2014, the Company sold a note with a principal purchase price of $60,000. The note is due on June 2, 2015 Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	60,000

On June 4, 2014, a new lender assumed a $60,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, June 15, 2014, the Note shall accrue interest at 22% per annum.

The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of July 31, 2014, the Company is in default on the Note and incurred penalties of $118,000, and the lender converted total principal and interest of $1,283 into common stock.	176,718

On July 2, 2014, a new lender assumed a $70,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, July 2, 2015, the Note shall accrue interest at 22% per annum. The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of July 31, 2014, the lender converted total principal and interest of 13,077 into common stock.	57,000	-

	1,048,501	270,000

Original issue discount	96,500	-
Beneficial conversion feature discount	305,639	-
Less: Amortization of discounts	(347,023)	-
Total convertible notes payable	$993,385	$270,000

NOTE 5 – DERIVATIVE LIABILITY

The convertible notes payable issued on in by the company contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the year ended July 31, 2014, the Company recorded a derivative liability of $1,189,287 related to the Variable Conversion Feature and recognized a change in the derivative liability of due to conversions of $156,709 and change in derivative liability due to pricing of $1,084,287. The balance of the derivative liability was $1,189,287 and $242,430 at July 31, 2014 and 2013, respectively.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

In December 2014, both parties to the contract agreed to terminate the licensing agreement.

Pending and Threatened Litigation

The Company is involved in a civil lawsuit pending in the United States District Court. The Plaintiffs seek damages ranging between $4,814,500 and $25,000,000 arising from the alleged breach of a term sheet for certain marketing services. Plaintiffs assert their claims based on the legal theories of breach of contract and fraud. The company has moved to dismiss all but one of the claims for breach of contract asserted in the complaint, which motion is currently pending. Management denies the claim and is vigorously defending against it. No liability has been recorded as a result of this litigation.

The company is also involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company will rigorously defend itself in any such lawsuits that may arise in the future.

NOTE 9 – SUBSEQUENT EVENTS

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

NOTE 9 – SUBSEQUENT EVENTS (cont'd)

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

NOTE 9 – SUBSEQUENT EVENTS (cont'd)

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

NOTE 10 – RESTATEMENT

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

NOTE 10 – RESTATEMENT (cont’d)

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

NOTE 10 – RESTATEMENT (cont’d)

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

