Form 10-Q
period 2014-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-02-23
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large Accelerated Filer    ☐             Accelerated Filer    ☐             Non-Accelerated Filer   ☐             Smaller Reporting Company   ☒ .

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes    ☐   No  ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 2,127,790,297 shares of Common Stock as of February 19, 2014.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

October 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

October 31, 2014 AND JULY 31, 2014

(Unaudited)

	October 31, 2014	July 31, 2014
ASSETS
Current Assets
Cash	$282,531	$10,485
Prepaid Expense	-	27,000

Total Current Assets	282,531	37,485

Total Assets	$282,531	$37,485

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current Liabilities
Accrued expenses	$284,256	$212,216
Note payable	6,900	6,900
Senior convertible notes payable, net	1,559,694	993,385
Derivative liability	1,535,010	1,189,287
Total Current Liabilities	3,385,860	2,401,788

Total Liabilities	3,385,860	2,401,788

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 1,966,591,260 and 476,910,212 shares issued and outstanding	1,966,592	476,911
Stock subscriptions payable	222,866	220,286
Additional paid-in capital	2,720,603	3,084,011
Accumulated deficit	(8,013,390)	(6,145,511)
Total Stockholders’ Deficit	(3,103,329)	(2,364,303)

Total Liabilities and Stockholders’ Deficit	$282,531	$37,485

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(Unaudited)

	2014	2013

REVENUES	$-	$373
COST OF GOODS SOLD	-	1,392

GROSS PROFIT	-	(1,019)

OPERATING EXPENSES
General and administrative	147,144	77,610
Marketing	56,221	10,846
Compensation	327,520	983,292

TOTAL OPERATING EXPENSES	530,885	1,071,748

OTHER EXPENSES
Interest expense	175,685	209,268
Derivatives expense	1,161,310	898,067
Total Other Expenses	1,336,995	1,107,335
NET LOSS	$(1,867,879)	$(2,180,102)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	1,101,587,315	105,706,264

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 31, 2014 THROUGH OCTOBER 31, 2014

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Accumulated Deficit	Total

Balance, July 31, 2014	476,910,212	$476,911	$3,084,011	$220,286	$(6,145,511)	$(2,364,303)
Issuance of shares for services rendered	5,000,000	5,000	17,620	(7,006)	-	15,614
Warrant exercises	173,574,318	173,574	(173,574)	-	-	-
Conversion of convertible notes payable	1,311,106,730	1,311,107	(1,023,041)	9,586	-	297,651
Derivative liability conversion			815,587	-	-	815,587
Net Income	-	-	-		(1,867,879)	(1,867,879)
Balance, October 31, 2014	1,966,591,260	$1,966,592	$2,720,603	$222,866	$(8,013,390)	$(3,103,329)

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,867,879)	$(2,180,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	28,769	957,796
Amortization of deferred financing costs	-	148,110
Amortization of debt discount	44,615	-
Change in derivative liability	1,161,310	898,067
Penalty interest expense	76,729	-
Changes in:
Inventory	-	(2,732)
Accrued expenses	110,502	50,905
Cash Flows Used in Operating Activities	(445,954)	(127,960)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	718,000	148,000
Cash Flows Provided by Financing Activities	718,000	148,000

NET INCREASE IN CASH	272,046	20,040
Cash, beginning of period	10,485	3,920
Cash, end of period	$282,531	$23,960

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,208	$-
Cash paid for income taxes	$-	$-
Warrant Exercises	$173,574
Conversion of convertible notes payable and interest payable	$284,497	$17,200

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

High Performance Beverages Company (formerly known as Dethrone Royalty Holdings, Inc., formerly Exclusive Building Services, Inc.) (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010.

In October 2013, the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages. In December 2014, both parties to the contract agreed to terminate the Throwdown License.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K.

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting.   These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dethrone Beverage, Inc. All significant inter-company balances and transactions have been eliminated upon consolidation.

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

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

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

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

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at October 31, 2014 and had no reliable source of ongoing debt or equity financing.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	October 31,	July 31,
Description	2014	2014
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers. The deferred financing costs are being amortized to interest expense over the term of the loan or twelve months. The company has recognized the remaining amortization on the deferred financing costs in the amount of $148,111 for the year ended July 31, 2014, which is reflected in the statement of operations. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed. As of October 31, 2014, the lender has converted total principal and interest of $16,000 to common stock.	$100,000	$100,000

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

If the Company repays all amounts outstanding under the agreement within 90 days of the execution date, there will be no interest amounts due. If it does not pay all amounts due within 90 days of the execution date, it cannot make any other prepayments of the amounts outstanding without the consent of the lender. In addition, there will be a one-time interest charge of 12% of the amounts outstanding. The Company must also register all shares that are issuable under the agreement in any Registration Statement that it files with the SEC for any purpose. As of October 31, 2014, the lender has converted total principal and interest of $80,454 to common stock.

	-	77,726

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

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

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The warrant is exercisable on a cashless basis (as provided in the warrant) and as a result there is no assurance that any part of the warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant was $37,267 on the date of issuance. As of October 31, 2014 the warrant has been fully exercised for a total amount of $3,727 in common stock, the lender also converted total principal and interest of $8,700 into common stock.

37,554	46,254

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

Pursuant to the Master Note, if the Company repays the entire balance of each Note prior to the Prepayment Opportunity Date (as defined in the Master Note), the Company shall pay an interest rate equal to 0% per annum.  If the Company does not repay the entire balance of each Note prior to the Prepayment Opportunity Date (as defined in the Master Note) each Note shall have a one-time interest charge equal to 12%, applied to the outstanding balance of each note.

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

In connection with the SPA and the issuance of the Master Note, the Company issued to the Investor warrants to purchase shares of the Company’s common stock at an exercise price equal to the Conversion Price.  The warrant has a term of five years.  The warrant provides for both cash and cashless exercise. The fair value of the warrant on the date of issuance was $295,273. As of October 31, 2014, the Company has incurred conversion penalties of $155,567, the lender has converted total principal and interest of $19,759 into common stock.

112,261	128,461

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On January 8, 2014, the Company sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated January 8, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on July 8, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $100,000 at any time prior to the Maturity Date.

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. As of October 31, 2014 the investor has converted total principal and interest into $23,390 into common stock.

	48,806	72,196

On February 11, 2014, the Company sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, dated February 11, 2014 (the “Note”) for cash consideration of $50,000. The Note matures on August 11, 2014 (“Maturity Date”) and all overdue principal will entail a late fee at the rate of 22% per annum. The Company may prepay the Note for $75,000 at any time prior to May 11, 2014.

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid, loses DTC eligibility, or gets “chilled for deposit” at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company.	75,000	75,000

On February 25, 2014, the Company sold a 10% Convertible Redeemable Note in the principal amount of $22,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on February 28, 2015 and has an interest rate of 10% per annum.

The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note at a price equal to 50% of the lowest closing bid price of the common stock as reported on OTCQB, for the fifteen prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect. As of October 31, 2014 the investor has converted $22,000 in principal into common stock.	-	22,000

On March 25, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 at an original issuance discount of $25,000 (the “March 2014 Note”). The March 2014 Note matures on September 25, 2014.	75,000	75,000

On March 31, 2014, the Company sold a note with a principal balance of $42,000 (the “Note”) for a purchase price of $30,000. The Note is due on September 30, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the March 2014 Note, all principal, accrued but unpaid interest and all other payments due under the March 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of October 31, 2014, the Company is in default on the note and incurred total penalties of $42,000; the lender has converted $14,100 into common stock.	53,046	67,146

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On April 1, 2014, the Company sold a note (the “Note”) with a principal balance of $21,000 for a purchase price of $15,000. The Note is due on October 1, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the April 2014 Note, all principal, accrued but unpaid interest and all other payments due under the April 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of October 31, 2014 the note holder has converted total principal and interest into $4,150 into common stock.	16,850	21,000

On June 3, 2014, the Company sold a note with a principal purchase price of $10,000 (the “Note”). The Note is due on June 2, 2015. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	10,000	10,000

On June 4, 2014, the Company sold a note with a principal purchase price of $60,000 (the “Note”). The Note is due on June 2, 2015. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time.	60,000	60,000

On June 6, 2014, the Company sold a note with a principal purchase price of $60,000 (the “Note”). The Note is due on June 5, 2015. Interest accrues at the rate of 8% per annum, compounding daily. The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the five (5) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”).	60,000	60,000

On June 4, 2014, a new lender assumed a $60,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, June 15, 2014, the Note shall accrue interest at 22% per annum. The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of October 31, 2014, the Company is in default on the Note and incurred penalties of $74,000, and the lender converted total principal and interest of $21,661 into common stock.	229,057	176,718

On July 2, 2014, a new lender assumed a $70,000 portion of existing debt.  Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, July 2, 2015, the Note shall accrue interest at 22% per annum.

The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of October 31, 2014, the lender converted total principal and interest of $52,573 into common stock.	12,000	57,000

On August 27, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $160,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on March 27, 2015.
The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to the lesser of (i) $0.01 or (ii) 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five prior trading days. As of October 31, 2014 the investor has converted $6,000 of principal and interest into common stock.	154,000	-

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 2, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $58,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on May 2, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 40% of the lowest intraday bid price of the common stock as reported on OTCQB, for the prior thirty trading days. As of October 31, 2014 the investor has converted $31,378 of principal and interest into common stock.	26,622	-

On October 17, 2014, the Company sold a 1% Convertible Redeemable Note in the principal amount of $500,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on April 17, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 56% of VWAP as reported on OTCQB, for the five prior trading days. As of October 31, 2014 the investor has converted no principal or interest into common stock.	500,000	-

	1,570,196	1,048,501
Original issue discount	96,500	96,500
Beneficial conversion feature	305,639	305,639
Less: Amortization of discounts	(412,641)	(347,023)
Total convertible notes payable	$1,559,694	$993,385

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 – DERIVATIVE LIABILITY

The convertible notes payable issued on in by the company contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the three month period ended October 31, 2014, the Company recorded a derivative liability of $977,678 related to the Variable Conversion Feature and recognized a change in the derivative liability of due to conversions of $815,587 and change in derivative liability due to pricing of $183,632. The balance of the derivative liability was $1,535,010 and $1,189,287 at October 31, 2014 and July 31, 2014, respectively.

NOTE 6 – EQUITY

The Company is authorized to issue 2,500,000,000 shares of common stock and 1,000,000 shares of preferred stock.

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The warrant is exercisable on a cashless basis (as provided in the warrant) and as a result there is no assurance that any part of the warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant on the date of issuance was $37,267 using the Black-Scholes formula assuming volatility of 122.22%, and a discount rate of 0.32%. As of October 31, 2014, no portion of the warrant has been exercised.

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 – EQUITY (cont’d)

In connection with the sale of Master Note on October 10, 2013, the Company issued the purchaser of the Master Note a warrant to purchase the number of shares equal to $112,000 divided by the Master Note conversion price, $0.0063, as of the issue date. The resulting number of warrant shares was 17,777,778. The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash. The warrant terminates five years from the Initial Exercise Date. The warrant includes a price protection feature such that the number of shares to be issued upon a notice of conversion is based upon the current market price of the Company’s common stock at the time of conversion. During the quarter ending October 31, 2014, exercise notices were received by the Company for 2,895,000 shares under the warrant, resulting in the issuance of 173,574,318 shares of the Company’s common stock.

In August 2014, the Company issued 5,000,000 shares of its common stock to a consultant as compensation. The fair market value of the common stock on the date of grant was $15,614.

During the three month period ended October 31, 2014 the company issued 1,311,106,730 shares of common stock related to conversions of convertible debt during the year.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NOTE 9 – SUBSEQUENT EVENTS

On November 3, 2014, a note holder exercised their right to convert $9,945 in principal and $38 in accrued interest into 60,500,000 shares of the Company’s $0.001 par value common stock.

On November 4, 2014, a note holder exercised their right to convert $2,205 in principal into 14,700,000 shares of the Company’s $0.001 par value common stock.

On November 5, 2014, a note holder exercised their right to convert $2,289 in principal and $13 in accrued interest into 13,954,546 shares of the Company’s $0.001 par value common stock.

On November 12, 2014, a note holder exercised their right to convert $6,000 in principal and $414 in accrued interest into 42,761,666 shares of the Company’s $0.001 par value common stock.

On November 24, 2014, the Company issued 29,282,825 shares of the Company’s $0.001 common stock in connection with the exercise of 195,337 warrants.

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000 payable on May 28, 2015, bearing interest at 1% per annum. The note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. This conversion feature is an embedded derivative liability which will be required to be presented at fair value on date of issuance and each subsequent reporting period. The Company has not yet determined the fair value of the embedded derivative.

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Current Status

We began distribution of our product in the first calendar quarter of 2013, distributing 21 pallets. Currently we have two flavors of one product and will distribute in California to convenience stores, gas stations, grocery stores and gyms. We currently work with a beverage manufacturer in Florida and several companies for packaging materials. Our initial purchase required payment upfront. Thereafter we will get net 30 day payment terms. We will ship product to two distributors with net 30 day terms.

During the third calendar quarter of 2014 the company retained Allen Flavors to create two new additional flavors to be launched during the first calendar quarter of 2015. The Company will also use a newly developed look for their bottling and labeling as part of the new launch. In addition to a new product launch, the Company launched its first sweepstakes contest to be held from December 15, 2014 through January 31, 2015 to help market the new product launch.

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Draun, and Andrew Depaula) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 8,220,000 restricted shares of common stock over the lives of the contracts plus up to an additional 1,652,500 contingent shares based on performance criteria. During the quarter ended October 31, 2014, we have recorded an aggregate Marketing Expense of $4,640 relating to the shares that are issuable.

Three months ended October 31, 2014

The company had no sales during the quarter ended October 31, 2014. Shipments were insignificant during the quarter ending October 31, 2013 and generated sales of $373.

The company did not incur any cost of goods sold due to no saleable products being made during the quarter ended October 31, 2014. This was due to the Company’s focus on redeveloping and redesigning the products for a new launch in the first calendar quarter of 2015. Cost of goods sold during the three months ended October 31, 2013 were $1,392, which exceeded of sales by $1,019, resulting in a gross profit $(1,019). This was due to the high cost of the initial product runs due to start up tooling costs and a lack of economies of scale in the manufacturing process.

General and administrative expenses increased by $45,375, from $77,610 during the three months ended October 31, 2013 to $147,144 during the three months ended October 31, 2014. The increase was due to higher professional fees for legal and accounting services.

Marketing expense increased by $45,375, from $10,846 during the three months ended October 31, 2013 to $56,221 during the three months ended October 31, 2014. The increase was due to increased marketing costs.

Compensation decreased by $655,773, from $983,292 during the three months ended October 31, 2013 to $327,520 during the three months ended October 31, 2014. The decrease was primarily due to a reduction in share based compensation expense, from $676,292 in connection with professional athlete endorsement contracts recognized in the quarter ended October 31, 2013, compared to $28,093 connection with these endorsement contracts during the quarter ended October 31, 2014.

Other income (expense) increased ($229,660) from ($1,107,335) during the three months ended October 31, 2013 compared to ($1,336,995) during the three months ended October 31, 2014. The increase is due to a decrease in interest expense of $33,585 and the derivatives expense and change in derivative liability of $263,243.

Net loss for the three months ended October 31, 2014 decreased by $312,223, from ($2,180,102) during the three months ended October 31, 2013 to ($1,867,879), primarily due to share based compensation expense.

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

Our disclosure controls and procedures include those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

●	Ensure that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of October 31, 2014, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2014 as well as our Form 10Q for the quarter ended October 31, 2014. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Pending and Threatened Litigation

There is a civil action pending in the United States District Court for the Eastern District of Texas titled Hansmire et al. v. High Performance Beverage Company et al., 4:14-cv-00434-ALM. The Plaintiffs seek damages in the amount between $4,814,500 and $25,000,0000 arising from the alleged breach of a term sheet for certain marketing services.  Plaintiffs assert their claims based on the legal theories of breach of contract and fraud.   On February 2, 2015, the Court dismissed portions of the Complaint on the basis of Plaintiff’s lack of legal standing to bring an action based on those portions of the Complaint.  The Company answered the remaining allegation in the Complaint on February 17, 2015, and imposed counterclaims.  The Company and Plaintiff are now engaged in discovery.

Item 1A.  Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2014, the Company issued 5,000,000 shares of its common stock to a consultant as compensation. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On August 27, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $160,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on March 27, 2015. The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to the lesser of (i) $0.01 or (ii) 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five   prior   trading days. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On October 2, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $58,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on May 2, 2015. The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 40% of the lowest intraday bid price of the common stock as reported on OTCQB, for the prior thirty trading days. As of October 31, 2014 the investor has converted $31,378 of principal and interest into common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On October 17, 2014, the Company sold a 1% Convertible Redeemable Note in the principal amount of $500,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on April 17, 2015. The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 56% of VWAP as reported on OTCQB, for the five prior trading days. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

During the three month period ended October 31, 2014 the Company converted $210,164 in principal and interest related to notes payable in exchange for 1,311,106,730 shares of the Company’s common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

The Company issued 173,574,318 shares of the Company’s common stock during the three months ended October 31, 2014 upon the cashless conversion of warrants. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On November 3, 2014, a note holder exercised their right to convert $9,945 in principal and $38 in accrued interest into 60,500,000 shares of the Company’s $0.001 par value common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On November 4, 2014, a note holder exercised their right to convert $2,205 in principal into 14,700,000 shares of the Company’s $0.001 par value common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On November 5, 2014, a note holder exercised their right to convert $2,289 in principal and $13 in accrued interest into 13,954,546 shares of the Company’s $0.001 par value common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On November 12, 2014, a note holder exercised their right to convert $6,000 in principal and $414 in accrued interest into 42,761,666 shares of the Company’s $0.001 par value common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On November 24, 2014, the Company issued 29,282,825 shares of the Company’s $0.001 common stock in connection with the exercise of 195,337 warrants. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

February 23, 2015

