Form 10-Q
period 2015-01-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-03-23
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes    ☐   No  ☒.

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 212,779,030 shares of Common Stock as of March 20, 2015.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

October 31, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

JANUARY 31, 2015 AND JULY 31, 2014

(Unaudited)

	January 31, 2015	July 31, 2014
ASSETS
Current Assets
Cash	$397,620	$10,485
Prepaid Expense	-	27,000

Total Current Assets	397,620	37,485

Total Assets	$397,620	$37,485

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current Liabilities
Accrued expenses	$305,983	$212,216
Note payable	6,900	6,900
Senior convertible notes payable, net	2,351,910	993,385
Derivative liability	2,079,523	1,189,287
Total Current Liabilities	4,744,316	2,401,788

Total Liabilities	4,744,316	2,401,788

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 212,779,030 and 47,691,021 shares issued and outstanding	2,127,791	476,911
Stock subscriptions payable	222,926	220,286
Additional paid-in capital	3,019,132	3,084,011
Accumulated deficit	(9,716,545)	(6,145,511)
Total Stockholders’ Deficit	(4,346,696)	(2,364,303)

Total Liabilities and Stockholders’ Deficit	$397,620	$37,485

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2015 AND 2014

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2015	2014	2015	2014

REVENUES	$-	$1,108	$-	$1,481
COST OF GOOD SOLD	-	2,971	-	4,363

GROSS (LOSS)	-	(1,863)	-	(2,882

OPERATING EXPENSES
General and administrative	405,082	19,151	552,226	96,761
Marketing	79,408	7,314	135,629	14,392
Product development	117,500	-	117,500	-
Compensation	59,560	52,932	387,080	1,039,992

TOTAL OPERATING EXPENSES	661,550	79,397	1,192,435	1,151,145

OTHER (INCOME) EXPENSE
Interest expense	76,114	53,062	251,798	262,330
Change in fair value of derivative liability	965,491	(241,147)	2,126,801	656,920
Total Other (Income ) Expenses	1,041,605	(188,085)	2,378,599	919,250
NET LOSS	$(1,703,155)	$106,825	$(3,571,034)	$(2,073,277)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$0.00	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	212,019,363	11,672,628	161,283,419	10,835,251

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 31, 2014 THROUGH JANUARY 31, 2015

(Unaudited)

	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Accumulated Deficit	Total

Balance, July 31, 2014	47,691,021	$476,911	$3,084,011	$220,286	$(6,145,511)	$(2,364,303)
Issuance of shares for services rendered	500,000	5,000	28,829	(6,946)	-	26,883
Warrant exercises	20,285,715	202,857	(202,857)	-	-	-
Conversion of convertible notes payable	144,302,294	1,443,023	(1,127,416)	9,586	-	325,193
Derivative liability conversion			1,236,565	-	-	1,236,565
Net Income	-	-	-		(3,571,034)	(3,571,034)
Balance, January 31, 2015	212,779,030	$2,127,791	$3,019,132	$222,926	$(9,716,545)	$(4,346,696)

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2015 AND 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,571,034)	$(2,073,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	60,985	966,292
Amortization of deferred financing costs	-	174,857
Amortization of debt discount	52,193	11,148
Change in derivative liability	2,126,801	656,920
Penalty interest expense	2,922	-
Changes in:
Inventory	-	(115)
Accrued expenses	118,334	49,658
Cash Flows Used in Operating Activities	(1,209,799)	(214,517)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,596,934	223,000
Cash Flows Provided by Financing Activities	1,596,934	223,000

NET INCREASE IN CASH	387,135	8,483
Cash, beginning of period	10,485	3,920
Cash, end of period	$397,620	$12,403

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Warrant Exercises	$173,574
Conversion of convertible notes payable and interest payable	$278,049	$17,200

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

In October 2013, the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages. On January 15, 2015, both parties to the contract agreed to terminate the Throwdown License.

Effective February 25, 2015, the Company completed a 1 for 10 reverse stock split. All per share amounts and balances have been adjusted to reflect the stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 201  and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at January 31, 2015 and had no reliable source of ongoing debt or equity financing.

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

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	January 31,	July 31,
Description	2015	2014
On November 15, 2012, the Company entered into a Senior Secured Promissory Note (the “Note”) with an unaffiliated party (the “Third Party”) under which the Company received a one-year loan with a principal balance of $100,000. The loan bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 250,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 562,5000 shares of the Company’s common stock as collateral and transferred 100,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the loan, it becomes convertible into the Company’s common stock at a price of $0.001 per share (10 million shares). If an event of default occurs, the lender will have the ability of becoming the controlling shareholder of the Company. The Company recorded deferred financing costs of $560,000 in connection with these transfers. The deferred financing costs are being amortized to interest expense over the term of the loan or twelve months. The company has recognized the remaining amortization on the deferred financing costs in the amount of $148,111 for the year ended July 31, 2014, which is reflected in the statement of operations. On June 20, 2013, the Company and the Third party entered into an Amended and Restated Senior Secured Convertible Promissory Note (the “Amended Note”) which amended certain terms of the Note. Pursuant to the Amended Note, the Company’s repayment of the principal balance of the Amended Note is secured by all the assets of the Company. In addition, the provisions of the Note whereby Mssrs. Holley and McBride pledged 5,625,000 of their shares of common stock of the Company were removed. As of October 31, 2014, the lender has converted total principal and interest of $16,000 to common stock.	$100,000	$100,000

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

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 372,671 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The warrant is exercisable on a cashless basis (as provided in the warrant) and as a result there is no assurance that any part of the warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant was $37,267 on the date of issuance. As of October 31, 2014 the warrant has been fully exercised for a total amount of $3,727 in common stock, the lender also converted total principal and interest of $8,700 into common stock.	37,554	46,254

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

The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note (the “Conversion Price”). As of October 31, 2014, the lender converted total principal and interest of $52,573 into common stock.	6,000	57,000

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

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 40% of the lowest intraday bid price of the common stock as reported on OTCQB, for the prior thirty trading days. As of October 31, 2014 the investor has converted $31,378 of principal and interest into common stock.	14,337	-

On October 17, 2014, the Company sold a 1% Convertible Redeemable Note in the principal amount of $500,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on April 17, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 56% of VWAP as reported on OTCQB, for the five prior trading days. As of October 31, 2014 the investor has converted no principal or interest into common stock.	500,000	-

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000 payable on May 28, 2015, bearing interest at 1% per annum. The note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.	800,000	-

	2,351,910	1,048,501

Original issue discount	96,500	96,500
Beneficial conversion feature	305,639	305,639
Less: Amortization of discounts	(402,139)	(347,023)
Total convertible notes payable	$2,351,910	$993,385

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - DERIVATIVE LIABILITY

The convertible notes payable issued on in by the company contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. We have measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on our consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. During the six months ended January 31, 2015, the Company recorded a derivative liability of $1,490,850 related to the Variable Conversion Feature and recognized a change in the derivative liability of due to conversions of $1,236,565 and change in derivative liability due to pricing of $514,668. The balance of the derivative liability was $2,079,523 and $1,189,287 at January 31, 2015and July 31, 2014, respectively.

NOTE 6 - EQUITY

The Company is authorized to issue 2,500,000,000 shares of common stock and 1,000,000 shares of preferred stock.

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 372,671 shares of the Company’s common stock at an exercise price of $.30 per share (subject to adjustment as provided in the debenture). The warrant is exercisable on a cashless basis (as provided in the warrant) and as a result there is no assurance that any part of the warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant on the date of issuance was $37,267 using the Black-Scholes formula assuming volatility of 122.22%, and a discount rate of 0.32%. As of January 31, 2015, no portion of the warrant has been exercised.

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 - EQUITY (cont’d)

In connection with the sale of Master Note on October 10, 2013, the Company issued the purchaser of the Master Note a warrant to purchase the number of shares equal to $112,000 divided by the Master Note conversion price, $0.063, as of the issue date. The resulting number of warrant shares was 1,777,778. The Warrant is exercisable on a cashless basis (as provided in the Warrant) and as a result there is no assurance that any part of the Warrant will be exercised for cash. The warrant terminates five years from the Initial Exercise Date. The warrant includes a price protection feature such that the number of shares to be issued upon a notice of conversion is based upon the current market price of the Company’s common stock at the time of conversion. During the six months period ending January 31, 2015, exercise notices were received by the Company for 3,090,337 shares under the warrant, resulting in the issuance of 20,285,715 shares of the Company’s common stock.

In August 2014, the Company issued 500,000 shares of its common stock to a consultant as compensation. The fair market value of the common stock on the date of grant was $15,614.

During the three month period ended October 31, 2014 the company issued 131,110,673 shares of common stock related to conversions of convertible debt during the period.

On November 3, 2014, a note holder exercised their right to convert $9,945 in principal and $38 in accrued interest into 6,050,000 shares of the Company’s $0.001 par value common stock.

On November 4, 2014, a note holder exercised their right to convert $2,205 in principal into 1,470,000 shares of the Company’s $0.001 par value common stock.

On November 5, 2014, a note holder exercised their right to convert $2,289 in principal and $13 in accrued interest into 1,395,455 shares of the Company’s $0.001 par value common stock.

On November 12, 2014, a note holder exercised their right to convert $6,000 in principal and $414 in accrued interest into 4,276,167 shares of the Company’s $0.001 par value common stock.

On November 24, 2014, the Company issued 2,928,283 shares of the Company’s $0.001 common stock in connection with the exercise of 19,534 warrants.

NOTE 7 - RELATED PARTY TRANSACTIONS

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

NOTE 9 - SUBSEQUENT EVENTS

 The Company has evaluated all events that occurred after the balance sheet date of January 31, 2015 through March 23, 2015 approximate date of filing. The Management of the Company determined that there were no reportable events that occurred during that subsequent period.

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

Effective February 25, 2015, the Company completed a 1 for 10 reverse stock split. All per share amounts and balances have been adjusted to reflect the stock split.

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

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Draun, and Andrew Depaula) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 8,220,000 restricted shares of common stock over the lives of the contracts plus up to an additional 1,652,500 contingent shares based on performance criteria. During the three and six months r ended January 31, 2015, we have recorded an aggregate Marketing Expense of $2,701 and $4,640, respectively, relating to the shares that are issuable.

Three months ended January 31, 2015

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

Three months ended January 31, 2014

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

We are a public company and, as such, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As such, we are subject to the reporting requirements of the Exchange Act of '34, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required.

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

As of January 31, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. In forming this conclusion this officer considered the fact that we were unable to timely file our Form 10K for the year ended July 31, 2014 as well as our Form 10Q for the quarter ended January 31, 2015. As such we had inherent weakness in our ability to timely file our financial reports with the SEC.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Pending and Threatened Litigation

There is a civil action pending in the United States District Court for the Eastern District of Texas titled Hansmire et al. v. High Performance Beverage Company et al. , 4:14-cv-00434-ALM. The Plaintiffs seek damages in the amount between $4,814,500 and $25,000,000 arising from the alleged breach of a term sheet for certain marketing services.  Plaintiffs assert their claims based on the legal theories of breach of contract and fraud.   On February 2, 2015, the Court dismissed portions of the Complaint on the basis of Plaintiff’s lack of legal standing to bring an action based on those portions of the Complaint.  The Company answered the remaining allegation in the Complaint on February 17, 2015, and imposed counterclaims.  The Company and Plaintiff are now engaged in discovery.

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

March 23, 2015

