Form 10-K/A
period 2014-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-06-05
CIK 1504222

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

Explanatory Note

The purpose of this Amendment No. 2 to High Performance Beverages Company’s Annual Report on Form 10-K for the period ended July 31, 2014, filed with the Securities and Exchange Commission on January 23, 2015 (the “Form 10-K”), is to add additional explanation and clarification to the description of the change in compensation expense for the year ended July 31, 2014 in Part II, Item 7, Management’s Discussion and Analysis.

The original text read as follows:

Compensation increased by $872,627, from $364,004 during the year ended July 31, 2013 to $1,236,631 during the year ended July 31, 2014. The increase was primarily due to $375,946 in share based in the current period and none in the prior year and an increase in cash compensation expense of $740,432. All cash compensation was paid to Messrs. Holley and McBride and one sales manager.

The corrected text reads as follows:

Compensation increased by $872,627, from $364,004 during the year ended July 31, 2013 to $1,236,631 during the year ended July 31, 2014. The increase was primarily due to an increase in share based compensation related to the issuance of 5,437,603 shares of common stock with a market value of $924,392 in connection with the Throwdown License endorsement contract, a decrease in athlete endorsement share based compensation of $161,808, from $321,504 in the prior year to $159,696 in the current year, an increase in cash compensation expense to operations staff of $111,793 and a decrease in cash compensation was paid to Messrs. Holley and McBride of $1,750.

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

Compensation increased by $872,627, from $364,004 during the year ended July 31, 2013 to $1,236,631 during the year ended July 31, 2014. The increase was primarily due to an increase in share based compensation related to the issuance of 5,437,603 shares of common stock with a market value of $924,392 in connection with the Throwdown License endorsement contract, a decrease in athlete endorsement share based compensation of $161,808, from $321,504 in the prior year to $159,696 in the current year, an increase in cash compensation expense to operations staff of $111,793 and a decrease in cash compensation was paid to Messrs. Holley and McBride of $1,750.

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

