Form 10-Q
period 2015-04-30
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-06-22
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

HIGH PERFORMANCE BEVERAGES COMPANY

(Exact name of small business issuer as specified in its charter)

Nevada	333-170393	27-3566307
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

5137 E. Armor St., Cave Creek, AZ 85331

(Address of principal executive office)

602.326.8290

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐.

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 2,250,391,542 shares of Common Stock as of June 18, 2015.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

April 30, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

APRIL 30, 2015 AND JULY 31, 2014

(Unaudited)

	April 30, 2015	July 31, 2014 (restated)
ASSETS
Current Assets
Cash	$308,010	$10,485
Prepaid expense	-	27,000
Total Current Assets	308,010	37,485
Total Assets	$308,010	$37,485

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$369,663	$212,216
Note payable	6,900	6,900
Senior convertible notes payable, net	2,188,132	993,385
Derivative liability	1,562,350	1,189,287
Total Current Liabilities	4,127,045	2,401,788
Total Liabilities	4,127,045	2,401,788

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; 100,000 and 0 shares issued and outstanding	100	-
Common stock: $0.001 par value; 2,500,000,000 shares authorized; 1,284,988,500 and 47,691,021 shares issued and outstanding	1,284,988	47,691
Stock subscriptions payable	148,066	220,286
Additional paid-in capital	4,318,766	3,513,231
Accumulated deficit	(9,570,955)	(6,145,511)
Total Stockholders’ Deficit	(3,819,035)	(2,364,303)

Total Liabilities and Stockholders’ Deficit	$308,010	$37,485

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2015 AND 2014

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$1,481
COST OF GOOD SOLD	-	31,149	-	35,512

GROSS LOSS	-	(31,149)	-	(34,031)

OPERATING EXPENSES
General and administrative	91,872	297,004	644,097	393,764
Marketing	9,407	8,120	145,036	22,511
Product development	51,500	-	169,000	-
Compensation	130,706	39,404	517,786	1,079,396

TOTAL OPERATING EXPENSES	283,485	344,528	1,475,919	1,495,671

OPERATING LOSS	(283,485)	(375,677)	(1,475,919)	(1,529,702)

OTHER (INCOME) EXPENSES
Interest income	(170)	-	(170)	-
Interest expense	108,963	30,931	360,761	293,261
(Gain) loss in fair value of derivative liability	(537,868)	(118,502)	1,588,933	538,418
Total Other (Income) Expenses	(429,075)	(87,571)	1,949,524	831,679
NET INCOME (LOSS)	$145,590	$(288,106)	$(3,425,443)	$(2,361,381)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$(0.02)	$(0.14)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	41,995,429	13,458,260	24,532,582	10,920,897

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	3,205,974,392	13,458,260	24,532,582	10,920,897

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 31, 2014 THROUGH APRIL 30, 2015

(Unaudited)

	Preferred Stock	Preferred Stock Amount	Common Stock	Common Stock Amount	Additional Paid-in Capital	Stock Subscriptions Payable	Accumulated Deficit	Total

Balance, July 31, 2014	-	-	47,691,021	$47,691	$3,513,231	$220,286	$(6,145,511)	$(2,364,303)
Issuance of shares for services rendered	100,000	100	15,400,000	15,400	141,895	(81,806)	-	75,589
Warrant exercises	-	-	113,344,798	113,345	(113,345)	-	-	-
Conversion of convertible notes payable	-	-	1,108,552,681	1,108,552	(560,960)	9,586	-	557,178
Transfer of derivatives from liability to equity classification as the result of note conversions	-	-	-	-	1,337,944	-	-	1,337,944
Net Loss	-	-	-	-	-	-	(3,425,443)	(3,425,443)
Balance, April 30, 2015	100,000	100	1,284,988,500	$1,284,988	$4,315,766	$148,066	$(9,570,954)	$(3,819,035)

See accompanying notes to the financial statements.

HIGH PERFORMANCE BEVERAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2015 AND 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,425,444)	$(2,361,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	75,589	971,853
Amortization of deferred financing costs	-	174,857
Amortization of debt discount	73,426	47,241
Change in derivative liability	1,584,017	538,418
Changes in:
Inventory	-	(31,034)
Prepaid expense	27,000	-
Accounts payable and accrued expenses	192,560	127,498
Cash Flows Used in Operating Activities	(1,472,852)	(470,482)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from senior convertible notes payable	1,770,377	478,000
Cash Flows Provided by Financing Activities	1,770,377	478,000

NET INCREASE IN CASH	297,525	7,518
Cash, beginning of period	10,485	3,920
Cash, end of period	$308,010	$11,438

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Warrant exercises	$113,345	128,565
Conversion of convertible notes payable and interest payable	$557,178	$325,000

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

In October 2013, the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (the “Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages. On January 15, 2015, both parties to the contract agreed to terminate the Throwdown License.

Effective February 25, 2015, the Company completed a 1 for 10 reverse stock split. All per share amounts and balances have been adjusted to reflect the reverse stock split.

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

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Dethrone Beverage, Inc. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Loss per Share

Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares. For the nine months ended April 30, 2015, the number of issuable common stock not included in the calculation is 3,163,978,963 shares from convertible debt and warrants.

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

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at April 30, 2015 and had no reliable source of ongoing debt or equity financing.

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

If the Company repays all amounts outstanding under the agreement within 90 days of the execution date, there will be no interest amounts due. If it does not pay all amounts due within 90 days of the execution date, it cannot make any other prepayments of the amounts outstanding without the consent of the lender. In addition, there will be a one-time interest charge of 12% of the amounts outstanding. The Company must also register all shares that are issuable under the agreement in any Registration Statement that it files with the SEC for any purpose. On February 25, 2015, the Company borrowed an additional $27,917, including an original issue discount of $ 2,917, under this agreement. As of April 30, 2015, the lender has converted total principal and interest of $115,258 to common stock.	4,547	77,726

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

In connection with the sale of the Debenture, on April 30, 2013 (the “Initial Exercise Date”) the Company issued the purchaser of the Debenture a warrant to purchase 372,671 shares of the Company’s common stock at an exercise price of $.03 per share (subject to adjustment as provided in the debenture). The warrant is exercisable on a cashless basis (as provided in the warrant) and as a result there is no assurance that any part of the warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant was $37,267 on the date of issuance. As of October 31, 2014 the warrant has been fully exercised for a total amount of $3,727 in common stock. As of April 30, 2015, the lender has converted total principal and interest of $8,700 into common stock.	37,554	46,254

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 10, 2013, Dethrone Royalty Holdings, Inc., entered into a securities purchase agreement (the “SPA”) with an investor (“Investor”), pursuant to which the Investor purchased a master promissory note (the “Master Note”) with a principal balance of $48,000 for a purchase price of $40,000 at an original issuance discount of $4,000. The Company also agreed to pay $4,000 worth of legal, accounting and due diligence costs to the Investor.

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

In connection with the SPA and the issuance of the Master Note, the Company issued to the Investor warrants to purchase shares of the Company’s common stock at an exercise price equal to the Conversion Price. The warrant has a term of five years. The warrant provides for both cash and cashless exercise. The fair value of the warrant on the date of issuance was $295,273. On March 5, 2015, the Company borrowed an additional $22,000, including an original issue discount of $2,000, under this agreement. As of October 31, 2014, the Company has incurred conversion penalties of $155,567. As of April 30, 2015, the lender has converted total principal and interest of $19,759 into common stock.	134,261	128,461

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

The Note may be converted into common stock of the Company at any time after the Maturity Date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the Maturity Date, the conversion price shall be $0.00001 per share. The Note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the Note holder upon with not less than 61 days’ prior notice to the Company. As of April 30, 2015 the investor has converted total principal and interest into $69,754 into common stock.	2,442	72,196

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

The Note may be converted into common stock of the Company at any time beginning on the 180th day of the date of the Note at a price equal to 50% of the lowest closing bid price of the common stock as reported on OTCQB, for the fifteen prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect. As of October 31, 2014, the noteholder had converted $22,000 in principal into common stock.	-	22,000

On March 25, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 at an original issuance discount of $25,000 (the “March 2014 Note”). The March 2014 Note matures on September 25, 2014.	75,000	75,000

On March 31, 2014, the Company sold a note with a principal balance of $42,000 (the “Note”) for a purchase price of $30,000. The Note is due on September 30, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the March 2014 Note, all principal, accrued but unpaid interest and all other payments due under the March 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of April 30, 2015, the Company is in default on the note and incurred total penalties of $42,000; the lender has converted $55,400 into common stock.	11,476	67,146

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On April 1, 2014, the Company sold a note (the “Note”) with a principal balance of $21,000 for a purchase price of $15,000. The Note is due on October 1, 2014. Interest accrues at the rate of 15% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the April 2014 Note, all principal, accrued but unpaid interest and all other payments due under the April 2014 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of April 30, 2015 the note holder has converted total principal and interest into $7,085 into common stock.	15,015	21,000

On June 3, 2014, the Company sold a note with a principal purchase price of $10,000 (the “Note”). The Note is due on June 2, 2015. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of April 30, 2015, the lender has converted total principal of $10,000 into common stock.	-	10,000

On June 4, 2014, the Company sold a note with a principal purchase price of $60,000 (the “Note”). The Note is due on June 2, 2015. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of the June 2015 Note, all principal, accrued but unpaid interest and all other payments due under the June 2015 Note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the Holder, in whole at any time and from time to time. As of April 30, 2015, the lender has converted total principal of $20,244 into common stock.	40,025	60,000

On June 6, 2014, the Company sold a note with a principal purchase price of $60,000 (the “Note”). The Note is due on June 5, 2015. Interest accrues at the rate of 8% per annum, compounding daily. The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the five (5) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note. As of April 30, 2015, the lender has converted total principal of $23,490 into common stock.	36,510	60,000

On June 4, 2014, a new lender assumed a $60,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, June 15, 2014, the Note shall accrue interest at 22% per annum. The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note. As of April 30, 2015, the Company is in default on the Note and incurred penalties of $74,000, and the lender converted total principal and interest of $39,736 into common stock.	210,982	176,718

On July 2, 2014, a new lender assumed a $70,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, July 2, 2015, the Note shall accrue interest at 22% per annum.

The Note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original Note. As of April 30, 2015, the lender converted total principal and interest of $87,102 into common stock.	-	57,000

On August 27, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $160,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on March 27, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to the lesser of (i) $0.01 or (ii) 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five prior trading days. As of April 30, 2015, the noteholder has converted $6,000 of principal and interest into common stock.	154,000	-

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 2, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $58,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on May 2, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 40% of the lowest intraday bid price of the common stock as reported on OTCQB, for the prior thirty trading days. During the three months ended April 30, 2015, the Company incurred penalties totaling $17,726 related to the Note. As of April 30, 2015, the noteholder has converted $78,479 of principal and interest into common stock.	-	-

On October 17, 2014, the Company sold a 1% Convertible Redeemable Note in the principal amount of $500,000 (the “Note”) pursuant to a Securities Purchase Agreement. The Note matures on April 17, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 56% of VWAP as reported on OTCQB, for the five prior trading days. As of October 31, 2014 the investor has converted no principal or interest into common stock.	500,000	-

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000 payable on May 28, 2015, bearing interest at 1% per annum. The note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.	800,000	-

On March 11, 2015, the Company executed a convertible note payable in the amount of $100,000 payable on September 5, 2015, bearing interest at 1% per annum. The note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.	100,000	-

Subtotal	2,296,812	1,048,501

Original issue discount	(101,417)	(96,500)
Debt discounts	(427,713)	(305,639)
Add: amortization of discounts	420,450	347,023
Total convertible notes payable, net	$2,188,132	$993,385

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 5 - DERIVATIVE LIABILITY

The convertible notes payable issued by the Company contain a variable conversion feature that gives rise to a derivative liability. The Company measured this derivative at fair value and recognized the derivative value as a current liability and recorded the derivative value on their consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized in earnings in the current period. For the nine months ended April 30, 2015, the Company recorded a derivative liability of $1,588,933 related to the variable conversion feature, recognized a reduction in the derivative liability of due to conversions of $975,854, and a reduction in derivative liability due to pricing of $240,015. The balance of the derivative liability was $1,562,350 and $1,189,287 as of the periods ended April 30, 2015 and July 31, 2014, respectively.

NOTE 6 - EQUITY

The Company is authorized to issue 2,500,000,000 shares of common stock and 1,000,000 shares of preferred stock.

Issuance of Shares for Services Rendered

As of April 30, 2015, the Company issued 100 shares of preferred stock and 15,400,000 shares of common stock for services rendered. These shares were recorded at their fair value of $75,589.

Warrant Exercises

In connection with the sale of the Debenture on April 30, 2013 (the “Initial Exercise Date”), the Company issued the purchaser of the Debenture a warrant to purchase 372,671 shares of the Company’s common stock at an exercise price of $0.30 per share (subject to adjustment as provided in the Debenture). The warrant is exercisable on a cashless basis (as provided in the warrant) and as a result, there is no assurance that any part of the warrant will be exercised for cash. The warrant terminates three years from the Initial Exercise Date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant on the date of issuance was $37,267 using the Black-Scholes formula assuming volatility of 122.22%, and a discount rate of 0.32%. As of April 30, 2015, no portion of the warrant has been exercised.

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

For the nine months ended April 30, 2015, the Company for issued 113,344,798 shares of the Company’s common stock for warrant exercises.

Conversion of Convertible Notes Payable

During the three months ended October 31, 2014, the Company issued 131,110,673 shares of common stock related to conversions of convertible debt during the period.

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

During the three months ended April 30, 2015, the Company issued 964,250,387 shares of common stock related to conversions of convertible debt during the period.

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

HIGH PERFORMANCE BEVERAGE COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Pending and Threatened Litigation

The Company is involved in a civil lawsuit pending in the United States District Court. The Plaintiffs seek damages ranging between $4,814,500 and $25,000,000 arising from the alleged breach of a term sheet for certain marketing services. Plaintiffs assert their claims based on the legal theories of breach of contract and fraud. The Company has moved to dismiss all but one of the claims for breach of contract asserted in the complaint, which motion is currently pending. Management denies the claim and is vigorously defending against it. No liability has been recorded as a result of this litigation. On February 2, 2015, the Court dismissed portions of the Complaint on the basis of Plaintiff’s lack of legal standing to bring an action based on those portions of the Complaint.  The Company answered the remaining allegation in the Complaint on February 17, 2015 and imposed counterclaims.  The Company and Plaintiff are now engaged in discovery.

NOTE 9 - SUBSEQUENT EVENTS

In May 2015, the Company issued 81,407,455 shares of its common stock upon the conversion of a warrant.

In May 2015, the Company issued 883,995,587 shares of its common stock upon the conversion of convertible notes payable.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In October 2013, the Dethrone License Agreement was terminated and the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (the “Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License”) as well as a one-time right of first refusal to license other types of beverages.

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

In October 2014, the Company issued 50,000 shares of its par value $0.001 preferred stock to each of Mr. Holley and Mr. McBride. The preferred stock has no liquidation or dividend preferences. Each share of preferred stock has voting rights such that the holders of the preferred stock vote as a single class representing 51% of the total votes on all shareholder votes regardless of the actual number of preferred stock shares are outstanding.

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

During the third calendar quarter of 2014 the Company retained Allen Flavors to create two new additional flavors to be launched during the month of June 2015. The Company will also use newly developed look for their bottling and labeling as part of the new launch. In addition to a new product launch, the Company launched its first sweepstakes contest to be held from December 15, 2014 through April 30, 2015 to help market the new product launch. The Company is in the process of completing an initial production run of 5,000 cases of products. Sales of the new products will be through on line sales channels.

We have also entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Draun, and Andrew Depaula) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 8,220,000 restricted shares of common stock over the lives of the contracts plus up to an additional 1,652,500 contingent shares based on performance criteria. During the three and nine months ended April 30, 2015, we have recorded an aggregate marketing expense of $0 and $4,640, respectively, relating to the shares that are issuable.

Three months ended April 30, 2015 and 2014

The Company had no sales during the quarters ended April 30, 2015 and 2014.

The Company did not incur any cost of goods sold due to no saleable products being made during the quarter ended April 30, 2015. This was due to the Company’s focus on redeveloping and redesigning the products for a new launch in the first calendar quarter of 2015. Cost of goods sold during the three months ended April 30, 2014 were $31,149, which exceeded of sales by $31,149, resulting in a gross loss of $31,149. This was due to the write off of expired products during the quarter ended April 30, 2014.

General and administrative expenses decreased by $205,132, from $297,004 during the three months ended April 30, 2014 to $91,872 during the three months ended April 30, 2015. The decrease was due to lower professional fees for legal and accounting services.

Marketing expense increased by $1,287, from $8,120 during the three months ended April 30, 2014 to $9,407 during the three months ended April 30, 2015. The increase was due to increased advertising and travel costs.

Product development costs increased from $0 during the three months ended April 30, 2014 to $51,500 during the three months ended April 30, 2015. The increase of $51,500 was due to costs incurred in developing new products. The new products are expected to be shipping by the end of June 2015.

Compensation increased by $91,302, from $39,404 during the three months ended April 30, 2014 to $130,706 during the three months ended April 30, 2015. The increase was primarily due to an increase in share-based compensation expense.

Other income increased by $341,504, from $87,571 during the three months ended April 30, 2014 to $429,075 during the three months ended April 30, 2015. The increase is partially offset by an increase in interest expense of $78,032, and the increase in the gain on derivative liability of $419,366.

Net income for the three months ended April 30, 2015 increased by $433,696, from net loss of $288,106 during the three months ended April 30, 2014 to net income of $145,590, primarily due to the change in derivative liability.

Nine months ended April 30, 2015 and 2014

The Company began shipping products to distributors in February 2013. There were no shipments during the nine months ended April 30, 2015 and the Company generated sales of $1,481 during the nine months ended April 30, 2014. The decrease of $1,481 was due to the lack of product available for sale due to the expiration of the inventory on hand and subsequent write off of the inventory during the quarter ended April 30, 2014.

Cost of goods sold during the nine months ended April 30, 2015 were $0, compared to cost of goods sold of $35,512 during the nine months ended April 30, 2014. The decrease of $35,512 was due to the write off of inventory on hand during the quarter ended April 30, 2014.

 General and administrative expenses increased by $250,333, from $393,764 during the nine months ended April 30, 2014 to $644,097 during the nine months ended April 30, 2015. The increase was due to higher professional fees for consulting, legal and accounting services.

Marketing expense increased by $122,525, from $22,511 during the nine months ended April 30, 2014 to $145,036 during the nine months ended April 30, 2015. The increase was due to increased advertising and travel costs.

Product development costs increased by $169,000, from $0 during the nine months ended April 30, 2014. The increase was due to the development of new bottle designs and new flavors for our product.

Compensation decreased by $561,610, from $1,079,396 during the nine months ended April 30, 2014 to $517,786 during the nine months ended April 30, 2015. The decrease was due to a decrease of $539,602 in share-based compensation issued in connection with professional athlete endorsement contracts and a decrease in cash compensation expense of $22,008.

Other expense increased by $1,117,845, from an expense of $831,679 during the nine months ended April 30, 2014 to other expense of $1,949,524 during the nine months ended April 30, 2015. The increase is due to an increase in the expense related to the change in derivative liability of $1,172,589, and an increase in interest expense of $67,500.

Net loss for the nine months ended April 30, 2015 increased by $1,064,062, from $2,361,381 during the nine months ended April 30, 2014 to $3,425,443 during the nine months ended April 30, 2015, primarily due to the change in derivative liability.

Liquidity

The Company has financed its operations through the private placement of debt and its common stock.

We will continue to seek financing as necessary but cannot give any assurances that we will be successful in doing so.

We are a public company and, as such, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. As such, we are subject to the reporting requirements of the Exchange Act of ‘34, and incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required.

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

As of April 30, 2015, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. As such, we had inherent weakness in our ability to timely file our financial reports with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2015, the Company issued 12,000,000 shares of its common stock to a consultant as compensation. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In April 2015, the Company issued 2,900,000 shares of its common stock to a professional athlete as a promotional fee. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

 On February 25, 2015, the Company sold a 12% Convertible Redeemable Note in the principal amount of $27,917 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on August 25, 2015. The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to the lesser of (i) $0.01 or (ii) 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the twenty-five   prior trading days. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On March 5, 2015, the Company sold a 12% Convertible Redeemable Note in the principal amount of $22,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on March 5, 2016. The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the prior twenty-five trading days. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

 On March 11, 2015, the Company sold a 1% Convertible Redeemable Note in the principal amount of $100,000 (the “Note”) pursuant to a Securities Purchase Agreement.   The Note matures on September 5, 2015. The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to 56% of VWAP as reported on OTCQB, for the five prior trading days. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

During the three month period ended April 30, 2015, the Company converted $231,986 in principal and interest related to notes payable in exchange for 967,250,387 shares of the Company’s common stock. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

The Company issued 93,059,083 shares of the Company’s common stock during the three months ended April 30, 2015, upon the cashless conversion of warrants. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In May 2015, the Company issued 81,407,455 shares of the Company’s common stock upon the cashless conversion of a warrant. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

In May 2015, the Company issued 883,995,587 shares of the Company’s common stock upon the conversion of convertible notes payable. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

N/A.

Item 5. Other Information

None.

Item 6. Exhibits and Reports of Form 8-K

(a)   Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PERFORMANCE BEVERAGE COMPANY
(Registrant)

Dated: June 22, 2015	/s/ Toby McBride
Toby McBride
Title: Chief Executive Officer and Chief Financial Officer

