Form 10-K
period 2015-07-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-11-18
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Yes ☐     . No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of  January 31, 2015 was approximately $2,071,540 (based on the closing price reported on date closest to January 31, 2015 when trading took place on the OTC Markets of the registrant's Common Stock). Shares of Common Stock held by officers and directors and holders of 10% or more of the outstanding Common Stock have been excluded from the calculation of this amount because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of November 12, 2015, the number of outstanding shares of the registrant's Common Stock was 4,300,023,776.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:

None

HIGH PERFORMANCE BEVERAGES COMPANY

PART I

This Annual Report on Form 10-K of High Performance Beverages Company (referred to as the “Company,” “we” or “us”) (formerly Dethrone Royalty Holdings, Inc., formerly Exclusive Building Services, Inc.) includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of set forth under the heading Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements also include statements in which words such as “expect,”  “anticipate,”  “intend,”  “plan,”  “believe,”  “estimate,”  “consider” or similar expressions are used.

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

On August 27, 2015, the Company filed a Certificate of Amendment with the Secretary of State of the State of Nevada to increase the number of authorized shares of common stock from 2,500,000,000 to 5,000,000,000 shares, effective immediately.

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

* 2015 minimum net revenue shall be the greater of 120% of the actual 2014 net revenue or $1,600,000.

** 2016 minimum net revenue shall be the greater of 110% of the actual 2015 net revenue or $2,500,000. During any extension term and beyond 2016, the annual minimum net revenue shall be at least 105% greater than the previous year.

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

The Throwdown License Agreement was terminated in December 2014.

Current Status

The Company retained Allen Flavors to create two new additional flavors which were launched in the early part of the first calendar quarter of 2015. The Company also implemented a newly developed look for their bottling and labeling as part of the new launch. In addition to a new product launch, the Company launched its first sweepstakes contest to be held from December 15, 2014 through January 31, 2015 to help market the new product launch. In September 2015, the Company began selling products online through Amazon.com

As discussed above, in October 2013, the Company entered into the Throwdown License Agreement, pursuant to which the Throwdown Licensor granted the Throwdown Trademarks solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada as well as a one-time right of first refusal to license other types of beverages. The Throwdown License Agreement was terminated in December 2014.

We entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Pablo Sandavol, Matt Moulson and Salvador Perez) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,070,000 restricted shares of common stock over the lives of the contracts plus up to an additional 2,460,000 contingent shares based on performance criteria. During the year ended July 31, 2015 and 2014, we have recorded an aggregate marketing expense of $166,095 and $42,237 relating to the shares that are issuable and other marketing activities.

Competition

Most of our competitors, which include well-known companies and established brands like Gatorade, have significantly greater financial and marketing resources than do we. We will compete in the marketplace using the name recognition of the athletes who endorse our beverages and the taste of the beverage

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At July 31, 2015, our officers, Toby McBride and Michael J. Holley, are part-time contractors to us. There are no written contracts or agreements with Messrs. McBride and Holley.

Contractors and vendors will be used by us to conduct the manufacturing and distribution aspects of our business.

Item 1A. RISK FACTORS

Risks Related to the Business

The Company has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The Company has virtually no financial resources. We have negative working capital of $5,182,021 and a stockholders’ deficit of $10,988,928 at July 31, 2015. The reports of independent registered public accounting firms include an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2015 and 2014 that states that this lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

The market for shares of our common stock are subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

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

Our trading market may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

None.

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

Not applicable.

Part II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the counter market, OTCPK, under the symbol TBEV

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC markets for the periods indicated.

	High	Low
Fiscal 2014	$	$

First Quarter	0.0325	0.012
Second Quarter	0.02	0.0049
Third Quarter	0.0195	0.0025
Fourth Quarter	0.013	0.00012

Fiscal 2015	$	$

First Quarter	0.0064	0.0004
Second Quarter	0.0011	0.0004
Third Quarter	0.01	0.0002
Fourth Quarter	0.0008	0.0002

Holders

 As of the close of business on November 17, 2015, there were 44 stockholders of record of our common stock, and 4,300,023,776 shares were issued and outstanding.

Dividends

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

Recent sales of unregistered securities.

On September 3, 2014, the Company issued 500,000 shares of its $0.001 par value common stock to a consultant for services rendered to the Company.

On October 22, 2014, the Company issued 100,000 shares of its $0.001 par value preferred stock to the officers of the Company for services rendered to the Company.

On March 3, 2015, the Company issued 12,000,000 shares of its $0.001 par value common stock to a consultant for services rendered to the Company.

On April 2, 2015, the Company issued 2,900,000 shares of its $0.001 par value common stock to a professional athlete in exchange for product endorsements.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the fiscal year ended July 31, 2015 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern.

Results of Operations for the years ended July 31, 2015 and 2014

Revenue decreased by $1,481, from $1,481 during the year ended July 31, 2014 to zero dollars during the year ended July 31, 2015, due to the expiration of the product produced in the prior year. The Company was focusing on developing new formulas for new products during 2015 and did not generate any revenue.

General, administrative and other expenses consist of professional fees, office supplies and travel expenses relating to the introduction of the new product line. The increase of $491,095 during the year ended July 31, 2015, from $584,253 at July 31, 2014 to $1,075,348 at July 31, 2015, is primarily due to an increase in royalties and licenses of approximately $143,500, an increase in SEC filing costs of $15,699, a potential litigation settlement for $220,000, and investment finders’ fees of $130,000.

Marketing costs relate to the costs of press releases and meetings with individuals considered important to the marketplace introduction of our new product line. The increase of $123,857 during the year ended July 31, 2015, from $42,237 at July 31, 2014 to $166,095 at July 31, 2015, is primarily due to marketing costs incurred to promote the new products and a test marketing program run in January 2015 and sponsorship opportunities throughout the year.

Product development costs consist of costs for developing new products, planning for product packaging, samples and similar introductory costs. The increase of $249,407 during the year ended July 31, 2015, from $0 at July 31, 2014 to $249,407 at July 31, 2015, is due to the development of new drink flavors, production of test runs and contract manufacturing costs.

Compensation decreased by $726,309, from $1,236,631 during the year ended July 31, 2014 to $510,322 during the year ended July 31, 2015. The decrease was primarily due to a decrease in share-based compensation of $1,008,410, related to the issuance of 5,437,603 shares of common stock with a market value of $924,392 in connection with the Throwdown License endorsement contract during the year ended July 31, 2014, which was not incurred in the year ending July 31, 2015, a decrease in athlete endorsement share-based compensation of $156,995, from $159,696 in the prior year to $2,701 in the current year, share-based compensation paid to consultants totaling $58,300 during the year ended July 31, 2015, an increase in cash compensation expense to operations staff of $199,157, and an increase in cash compensation paid to Messrs. Holley and McBride of $60,050.

Other expense increased by $924,913 during the year ended July 31, 2015 to $2,842,245 compared to the year ended July 31, 2014, when other expense was $1,917,332. The increase is due to an increase in interest expense of $1,556,304, partially offset by a change in derivative liability of $678,979 and decrease in other expenses of $36,177.

Net loss for the year ended July 31, 2015 increased by $1,064,445, to $4,843,417 during the year ended July 31, 2015, from $3,778,972 during the fiscal year ended July 31, 2014, primarily due to increased interest expense.

Liquidity and Capital Resources

We have financed our operations through the private placement of debt and issuance of common stock.

We will continue to seek financing as necessary but cannot give any assurances that we will be successful in doing so.

We are a public company and, as such, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses including annual reports and proxy statements, if required.

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

Item 8. FINANCIAL STATEMENTS

Our consolidated financial statements as of July 31, 2015 and 2014, and for the fiscal years then ended, start on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On August 3, 2015, the Company was notified by RBSM LLP (“RBSM”) that RBSM resigned as the Registrant’s independent registered public accounting firm. RBSM was engaged by the Company on February 2, 2015. RBSM did not issue an audit report on the Company’s financial statements. Since RBSM did not issue any report on the Company’s financial statements, none exist that contain an adverse opinion or disclaimer of opinion, or were not qualified or modified as to uncertainty, audit scope or accounting principles.

On August 3, 2015, the Company engaged GBH CPAs, PC (“GBH”) as its independent registered public accounting firm for the Company’s fiscal year ending July 31, 2015. The decision to engage GBH as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

Item 9A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, in his role as CEO and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2015. Based upon such evaluation, the Chief Executive Officer has concluded that, as of July 31, 2015, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision and with the participation of our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015 based on the framework stated by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, due to our financial situation, we will be implementing further internal controls as we become operative so as to fully comply with the standards set by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based on its evaluation as of July 31, 2015 weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

(b) Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended July 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended July 31, 2015 that would have required disclosure in a report on Form 8-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our management consists of:

Name	Age	Title
Toby McBride	45	Chief Executive Officer, Treasurer and Chairman

Michael Holley	38	President and director

Toby McBride has over 19 years of experience in the beverage industry. He has been involved in the launch of product brands, Sobe, Arizona Iced Tea and Xyience. He began his career with Whole Foods as a National Buyer and left Whole Foods to join Sobe.

Michael Holley has been in the beverage industry for over 17 years. He has been involved in the launch of product brands, Arizona Iced Tea and Xyience. He began his career in the wine and spirits industry launching new products and calling on key accounts.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on August 31, 2016. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11. EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ended July 31, 2015 and 2014, compensation awarded to or paid to, or earned by, our Chief Executive Officer (the “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Toby McBride, CEO, CFO and	2015	-	-	50	-	-	-	53,000	53,050
Director	2014	-	-	-	-	-	-	22,500	22,500

Michael Holley, President and	2015	-	-	50	-	-	-	52,000	52,050
Director	2014	-	-	-	-	-	-	22,500	22,500

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

Options Exercised and Stock Vested Table

None of our named executive officers has ever been granted or exercised any stock options,

Outstanding Equity Awards at Fiscal Year-End Table

The Company entered into endorsement agreements with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Druan, Andrew Depaula and Salvador Perez) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 3,350,000 restricted shares of common stock over the lives of the contracts plus up to an additional 5,160,000 contingent shares based on performance criteria. During the year ended July 31, 2015, we have recorded an aggregate marketing expense of $166,095 relating to the shares that are issuable and other marketing activities.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s Common Stock as of November 17, 2015 by (i) each person who is known by us to beneficially own more than 5% of the Company’s Common Stock; (ii) each of the Company’s officers and directors; and (iii) all of the Company’s officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. Common stock beneficially owned and percentage ownership is based on 4,300,023,776 shares outstanding on the Record Date and assuming the exercise of any options or warrants or conversion of any convertible securities held by such person, which are presently exercisable or will become exercisable within 60 days of the Record Date.

Title Of Class	Beneficial Owner of Shares (1)	Amount of Beneficial Ownership	Ownership Percent of Class (2)	Total Voting Percent of Class (2)

Common	Toby McBride	2,812,500	*	25.5%
Common	Michael Holley	2,812,500	*	25.5%

	All Directors and Officers as a group (2 persons)	5,625,000	*	51.0%

*Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)

Applicable percentage ownership is based on the voting rights of the Company’s preferred stock, whereby the holders of the preferred stock vote together as a block and the block of preferred shares represents 51% of the voting shares. Mr. McBride and Mr. Holley jointly own 100% of the preferred shares issued and outstanding.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: We have incurred fees for audit services for the annual audit of the Company’s financial statements included as part of our Form 10-K filing and audit related services including the quarterly reviews associated with our Form 10-Q filings as follows:

	2015	2014
LL Bradford	$45,000	$28,077
GBH CPAs, PC	2,500	-
	$47,500	$28,077

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the fiscal years ended July 31, 2015 and 2014.

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

November 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Toby McBride	Chief Executive Officer, President (Principal Executive Officer),	November 17, 2015
Toby McBride	Treasurer (Principal Accounting
and Financial Officer) and Chairman of the Board

/s/ Michael Holley	President and Director	November 17, 2015
Michael Holley

FINANCIAL STATEMENTS

As of and for the years ended July 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors

High Performance Beverages Company

Cave Creek, Arizona

We have audited the accompanying consolidated balance sheet of High Performance Beverages Company ("the Company") as of July 31, 2015 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2015 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has an accumulated deficit, negative shareholders' equity, and a working capital deficiency at July 31, 2015, which raised substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

Houston, Texas

www.gbhcpas.com

November 17, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors

High Performance Beverages Company

Cave Creek, Arizona

We have audited the accompanying consolidated balance sheet of High Performance Beverages Company ("the Company") as of July 31, 2014 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2014 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that High Performance Beverages Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, High Performance Beverages Company has an accumulated deficit, negative shareholders' equity, and a working capital deficiency at July 31, 2014, which raised substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LL Bradford & Company, LLC

LL Bradford & Company, LLC

Houston, Texas

January 23, 2015

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2015 AND 2014

	July 31, 2015	July 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$144,093	$10,485
Prepaid expense	-	27,000
Total Current Assets	144,093	37,485

Total Assets	$144,093	$37,485

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$759,190	$212,216
Note payable	6,900	6,900
Convertible notes payable, net	3,356,418	993,385
Derivative liabilities	1,203,607	1,189,287
Total Liabilities	5,326,115	2,401,788

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding at July 31, 2015	100	-
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 2,400,411,602 and 476,910,212 shares issued and outstanding at July 31, 2015 and 2014, respectively	2,400,411	47,691
Stock payable	148,066	220,286
Additional paid-in capital	3,258,329	3,513,231
Accumulated deficit	(10,988,928)	(6,145,511)
Total Stockholders’ Deficit	(5,182,022)	(2,364,303)

Total Liabilities and Stockholders’ Deficit	$144,093	$37,485

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	2015	2014

REVENUES	$-	$1,481

COST OF REVENUES	-	-

GROSS PROFIT	-	1,481

OPERATING EXPENSES
General, administrative and other	1,075,348	584,253
Marketing	166,095	42,237
Product development	249,407	-
Compensation	510,322	1,236,631

TOTAL OPERATING EXPENSES	2,001,172	1,863,121

OPERATING LOSS	2,001,172	1,861,640

OTHER (INCOME) EXPENSE
Interest income	(223)	-
Interest expense	2,403,172	796,868
Change in fair value of derivative liabilities	439,296	1,084,287
Other expense	-	36,177

TOTAL OTHER EXPENSE	2,842,245	1,917,332

NET LOSS	$(4,843,417)	$(3,778,972)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	745,738,421	171,066,620

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

		Preferred		Common	Additional
	Preferred	Stock	Common	Stock	Paid-in	Stock	Accumulated
	Stock	Amount	Stock	Amount	Capital	Payable	Deficit	Total

Balance, July 31, 2013	-	$-	10,397,000	$10,397	$1,755,705	$220,839	$(2,366,539)	$(379,598)
Common stock issued for services rendered	-	-	761,260	761	6,852	-	-	7,613
Common stock issued for endorsement contracts	-	-	6,550,000	6,550	1,118,664	(21,739)	-	1,103,475
Common stock issued for conversion of note payable and accrued interest	-	-	29,982,761	29,983	73,162	21,186	-	124,331
BCF Discount on notes payable	-	-	-	-	402,139	-	-	402,139
Reclassification of derivative from liability to equity	-	-			156,709			156,709
Net loss	-	-	-	-	-		(3,778,972)	(3,778,972)
Balance, July 31, 2014	-	-	47,691,021	$47,691	$3,513,231	$220,286	$(6,145,511)	$(2,364,303)
Common stock issued for services rendered	-	-	15,400,000	15,400	124,706	(81,806)	-	58,300
Preferred stock issued for services rendered	100,000	100	-	-	-	-	-	100
Common stock issued for conversion of note payable and accrued interest	-	-	2,142,568,328	2,142,568	(1,445,069)	9,586	-	707,085
Common stock issued for exercise of warrants	-	-	194,752,253	194,752	(194,752)	-	-	-
Reclassification of derivative from liability to equity	-	-			1,260,213			1,260,213
Net loss	-	-	-	-	-		(4,843,417)	(4,843,417)
Balance, July 31, 2015	100,000	$100	2,400,411,602	$2,400,411	$3,258,329	$148,066	$(10,988,928)	$(5,182,022)

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JULY 31, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,843,417)	$(3,778,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared-based compensation	58,400	1,084,088
Amortization of deferred financing costs	-	174,857
Change in derivative liability	(439,296)	1,084,287
Amortization of debt discounts	1,629,462	346,926
Shares issued and liabilities accrued for penalty expense	1,205,294	315,567
Non-cash interest expense from derivative liability in excess of face value of convertible notes	115,283	-
Changes in assets and liabilities:
Decrease in prepaid expenses	27,000	-
Decrease in inventory	-	31,034
Increase in accounts payable and accrued expenses	632,349	162,462
CASH USED IN OPERATING ACTIVITIES	(1,614,925)	(579,751)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of debt	-	(1,100)
Proceeds from issuances of convertible notes payable	1,748,533	579,416
Proceeds from issuance of notes payable	-	8,000
CASH PROVIDED BY FINANCING ACTIVITIES	1,748,533	586,316

NET INCREASE IN CASH	133,608	6,565
Cash and cash equivalents, beginning of the year	10,485	3,920
Cash and cash equivalents, end of the year	$144,093	$10,485

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of convertible notes payable and interest	$707,085	$257,190
Common stock issued for exercise of warrants	$194,752	$-
Debt discounts from fair value of derivative liabilities	$1,260,213	$1,189,287
Debt discount for issued convertible notes payable	$1,597,112	$402,139

See accompanying notes to the consolidated financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 1 - ORGANIZATION

High Performance Beverages Company (formerly known as Dethrone Royalty Holdings, Inc. and Exclusive Building Services, Inc.) (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010.

In October 2013, the Company entered into a license agreement with Throwdown Industries Holdings, LLC, a Delaware limited liability company (“Throwdown Licensor”), pursuant to which the Licensor granted an exclusive, non-sublicenseable and non-assignable right to the Company to use its trademarks and other intellectual properties (“Throwdown Trademarks”) solely in connection with the development, manufacture, distribution, marketing and sale of sports performance drinks within the United States and Canada (the “Throwdown License Agreement”) as well as a one-time right of first refusal to license other types of beverages. The Throwdown License was terminated in December 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s consolidated financial statements are prepared using the accrual method of accounting.   These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Dethrone Beverage, Inc.  All significant inter-company balances and transactions have been eliminated upon consolidation.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

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

Fair Value Considerations

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” as amended by Financial Accounting Standards Board (FASB) Financial Staff Position (FSP) No. 157 and related guidance. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the fair value disclosures related to financial assets and liabilities. ASC 820 defines fair value, expands related disclosure requirements, and specifies a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, assuming the transaction occurs in the principal or most advantageous market for that asset or liability.

There are three levels of inputs to fair value measurements - Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. The Company uses Level 1 inputs for its fair value measurements whenever there is an active market, with actual quotes, market prices, and observable inputs on the measurement date. The Company uses Level 2 inputs for fair value measurements whenever there are quoted prices for similar securities in an active market or quoted prices for identical securities in an inactive market. The Company uses observable market data whenever available.

Derivative Liabilities

The Company, in accordance with ASC 815-40-25 and ASC 815-10-15 Derivatives and Hedging and ASC 480-10-25 Liabilities-Distinguishing Liabilities from Equity, the embedded derivate associated with convertible notes payable are accounted for as liabilities during the term of the related notes payable.

Revenue Recognition

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

Stock-based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized. The Company has not adopted a stock option plan and has not granted any stock options.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Income Taxes

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

Loss per Share

Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares. As of July 31, 2015 and 2014, independent third parties held 14,439,441 and 21,504,486 warrants outstanding, respectively, which have a dilutive effect.

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

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at July 31, 2015 and had no reliable source of ongoing debt or equity financing.

The Company is emphasizing a new product line involving the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the trade name High Performance Beverages Company. However, there are uncertainties as to whether the Company will obtain sufficient financing to introduce and distribute the planned product or, if distributed, there will be sufficient market demand for the products.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consisted of the following:

	July 31,	July 31,
Description	2015	2014

On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. This note bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride pledged their 56,250,000 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the note, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares).

On June 20, 2013, the Company and the lender entered into an amended and restated Senior Secured Convertible Promissory Note which amended certain terms of this note. Pursuant to the amended note, the Company’s repayment of the principal balance of the amended note is secured by all the assets of the Company. In addition, the provisions of this note whereby Messrs. Holley and McBride pledged 56,250,000 of their shares of common stock of the Company were removed.

As of July 31, 2015, this note was in default.

	$100,000	$100,000

On February 27, 2013, the Company entered into a $335,000 convertible loan agreement. This agreement provides for a $35,000 original issue discount. The lender, at its discretion, may provide funds up to $300,000 to the Company. It provided $60,000 at the closing of this agreement on April 30, 2013. All loans under this agreement are payable in full one year after the funds are issued, together with a prorated portion of the original issue discount. All amounts outstanding under this agreement become convertible, at the lender’s discretion, into shares of the Company’s common stock starting 180 days from the execution date of this agreement. The conversion rate per share is the lower of (i) $0.044 or (ii) 60% of the lowest trade price during the 25 trading days prior to a conversion notice. The lender has agreed that it will not execute any short trades and, at no time, will hold more than 4.9% of the Company’s outstanding common stock.

If the Company repays all amounts outstanding under the agreement within 90 days of the execution date, there will be no interest amounts due. If it does not pay all amounts due within 90 days of the execution date, it cannot make any other prepayments of the amounts outstanding without the consent of the lender. In addition, there will be a one-time interest charge of 12% of the amounts outstanding. The Company must also register all shares that are issuable under the agreement in any Registration Statement that it files with the SEC for any purpose. The Company has not filed a Registration Statement since this note was issued.

As of July 31, 2015, this note was in default.	35,720	77,726

On April 30, 2013, the Company sold an 18% Senior Convertible Debenture in the principal amount of $60,000. The debenture matured on April 30, 2014 and has an interest rate of 18% per annum payable monthly and on each conversion date. The conversion price of the debenture is 65% of the average of the lowest three closing bid prices of the common stock for the twenty trading days immediately prior to the conversion date.

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

As of July 31, 2015, this note was in default.

	37,554	46,254

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 10, 2013, the Company entered into a securities purchase agreement (the “SPA”) with an investor, pursuant to which the investor purchased a master promissory note (the “Master Note”) with a principal balance of $48,000 for a purchase price of $40,000 at an original issuance discount of $4,000.  The Company also agreed to pay $4,000 worth of legal, accounting and due diligence costs to the investor.

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

Pursuant to the Master Note, if the Company repays the entire balance of each Note prior to the prepayment opportunity date (as defined in the Master Note), the Company shall pay an interest rate equal to 0% per annum.  If the Company does not repay the entire balance of each Note prior to the prepayment opportunity date each Note shall have a one-time interest charge equal to 12% , applied to the outstanding balance of each note.

Each note is convertible, at any time after the date six months from the purchase price date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the Master Note.

As of July 31, 2015, this note was in default.	72,027	128,461

On January 8, 2014, the Company sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000, for cash consideration of $50,000. This note matured on July 8, 2014 and all overdue principal entailed a late fee at the rate of 22% per annum. The Company had the option to prepay this note for $100,000 at any time prior to the maturity date.

This note may be converted into common stock of the Company at any time after the maturity date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the maturity date, the conversion price shall be $0.00001 per share. This note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the noteholder upon with not less than 61 days’ prior notice to the Company.

As of July 31, 2015, this note was in default.

	68,671	72,196

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On February 11, 2014, the Company sold an Original Issue Discount Convertible Promissory Note in the principal amount of $75,000 for cash consideration of $50,000. This note matured on August 11, 2014 and all overdue principal will entail a late fee at the rate of 22% per annum. The Company had the option to prepay this note for $75,000 at any time prior to May 11, 2014.

This note may be converted into common stock of the Company at any time after the maturity date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid, loses DTC eligibility, or gets “chilled for deposit” at any time before the maturity date, the conversion price shall be $0.00001 per share. This note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the noteholder upon with not less than 61 days’ prior notice to the Company.

As of July 31, 2015, this note was paid in full.	-	75,000

On February 25, 2014, the Company sold a 10% Convertible Redeemable Note in the principal amount of $22,000 pursuant to a Securities Purchase Agreement. This note matured on February 28, 2015 and has an interest rate of 10% per annum. This note may be converted into common stock of the Company at any time beginning on the 180th day of the date of this Note at a price equal to 50% of the lowest closing bid price of the common stock as reported on OTCQB, for the fifteen prior trading days. In the event the Company experiences a DTC “Chill” on its shares, the conversion price shall be decreased to 40% instead of 50% while that “Chill” is in effect.

As of July 31, 2015, this note was paid in full.	-	22,000

On March 25, 2014, the Company sold a note with a principal balance of $75,000 for a purchase price of $50,000 and an original issuance discount of $25,000. This note matured on September 25, 2014.

This note may be converted into common stock of the Company at any time after the maturity date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid, loses DTC eligibility, or gets “chilled for deposit” at any time before the maturity date, the conversion price shall be $0.00001 per share. This note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the noteholder upon with not less than 61 days’ prior notice to the Company.

As of July 31, 2015, this note was in default.	75,000	75,000

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On March 31, 2014, the Company sold a note with a principal balance of $42,000 for a purchase price of $30,000.  This note matured on September 30, 2014.  Interest accrued at the rate of 15% per annum, compounding daily.  At any time from the date hereof until no payment and/or repayment of funds due to the holder of this note, all principal, accrued but unpaid interest and all other payments due under this note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the holder, in whole at any time and from time to time.

As of July 31, 2015, this note was in default.	6,496	67,146

On April 1, 2014, the Company sold a note with a principal balance of $21,000 for a purchase price of $15,000.  This note matured on October 1, 2014.  Interest accrued at the rate of 15% per annum, compounding daily.  At any time from the date hereof until no payment and/or repayment of funds due to the holder of this note, all principal, accrued but unpaid interest and all other payments due under this note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the noteholder, in whole at any time and from time to time.

On June 18, 2015, the Company settled the final balance of this note with the noteholder for $20,000 in cash and issued 15,000,000 shares subsequent to the yearend.

As of July 31, 2015, this note was paid in full.	-	21,000

On June 3, 2014, the Company sold a note with a principal purchase price of $10,000. This note matured on June 2, 2015. Interest accrued at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the holder of this note, all principal, accrued but unpaid interest and all other payments due under the note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the noteholder, in whole at any time and from time to time. As of July 31, 2015, this note was paid in full.	1,500	10,000

On June 6, 2014, the Company sold a note with a principal purchase price of $60,000. This note matured on June 5, 2015. Interest accrues at the rate of 8% per annum, compounding daily. At any time from the date hereof until no payment and/or repayment of funds due to the noteholder, all principal, accrued but unpaid interest and all other payments due under this note shall be convertible into shares of common stock of the Company, at a conversion price of $.0001 at the option of the noteholder, in whole at any time and from time to time. As of July 31, 2015, this note was in default.	39,756	60,000

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On June 4, 2014, a new lender assumed a $60,000 portion of existing debt.  Pursuant to the original agreement, if the Company does not repay the entire balance of the maturity date, June 15, 2014, the note shall accrue interest at 22% per annum.

The note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original note.

As of July 31, 2014, the Company was in default on this note.	472,568	176,718

On June 6, 2014, the Company sold a note with a principal purchase price of $60,000. This note matured on June 5, 2015. Interest accrues at the rate of 8% per annum, compounding daily. This note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the five (5) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original note. As of July 31, 2015, this note was in default.	36,510	60,000

On July 2, 2014, a new lender assumed a $70,000 portion of existing debt. Pursuant to the original note agreement, if the Company does not repay the entire balance of the maturity date, July 2, 2015, the note shall accrue interest at 22% per annum. This note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original note (the “Conversion Price”).

As of July 31, 2015, this note was paid in full.	-	57,000

On August 15, 2014, the Company sold a non interest bearing note with a principal purchase price of $66,000. This note is due on August 15, 2015. This note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 50% of the lowest trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original note.	68,000	-

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On August 26, 2014, a new Investor purchased from an original noteholder, a convertible note with a face value of $48,000 dated October 8, 2013, with a present balance of $62,234, including accrued interest. The terms of the original note remain the same.

Pursuant to the Master Note, the Investor held the right, solely in the Investor’s discretion, to subsequently purchase up to eight (8) additional promissory notes (each, an “Additional Note”, the Master Note and each additional note collectively, the “Notes”), at any time from the date of issuance of the Master Note until October 10, 2014.  Each Additional Note had a principal balance of $22,000 and had a purchase price of $20,000, and an original issue discount of $2,000.

Pursuant to the Master Note, if the Company repays the entire balance of each of the Notes prior to the prepayment opportunity date (as defined in the Master Note), the Company shall pay an interest rate equal to 0% per annum.  If the Company does not repay the entire balance of each Note prior to the prepayment opportunity date each Note shall have a one-time interest charge equal to 12%, applied to the outstanding balance of each note.

Each of the notes is convertible, at any time after the date six months from the Purchase Price Date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the Master Note.

As of July 31, 2015, this note was in default.	705,946	-

On August 27, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $160,000 pursuant to a Securities Purchase Agreement. This note matured on March 27, 2015. This note may be converted into common stock of the Company at any time beginning on the 1st day of the date of this Note at a price equal to the lesser of (i) $0.01 or (ii) 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five prior trading days. As of July 31, 2015, this note was in default.	233,707	-

On October 2, 2014, the Company sold a note with a principal purchase price of $58,000. This note matured on May 2, 2015. Interest accrues at the rate of 12% per annum, compounding daily. This note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 40% of the lowest bid price for the thirty (30) trading days immediately preceding the conversion, subject to certain adjustment as further described in the note agreement. As of July 31, 2015, this note was in default.	25,730	-

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 17, 2014, the Company sold a 1% Convertible Redeemable Note in the principal amount of $500,000 pursuant to a Securities Purchase Agreement. This note matured on April 17, 2015. This note may be converted into common stock of the Company at any time beginning on the 1st day of the date of this note at a price equal to 56% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five prior trading days. As of July 31, 2015, this note was in default.	500,000	-

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000, which matured on May 28, 2015, bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. As of July 31, 2015, this note was in default.	800,000	-

On March 11, 2015, the Company executed a convertible note payable in the amount of $100,000 payable on September 5, 2015 bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. This note is currently in default.	100,000	-

Total	3,379,185	1,048,501

Less: Debt discount	(1,652,229)	(402,139)
Plus: Amortization of discounts	1,629,462	347,023
Total convertible notes payable	$3,356,418	993,385

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 5 - DERIVATIVE LIABILITY

The convertible notes payable issued by the Company contain a variable conversion feature (the Variable Conversion Feature) that gives rise to a derivative liability. The Company has measured its derivative liability at fair value and recognized the derivative value as a current liability and recorded the derivative value on its consolidated balance sheet. The derivative is valued primarily using models based on unobservable inputs that are supported by little to no market activity. These inputs represent management’s best estimate of what market participants would use in pricing the liability at the measurement date and thus are classified as Level 3. Changes in the fair values of the derivative are recognized as earnings or losses in the current period.

The fair values of derivative liabilities related to the Variable Conversion Feature for the years ended July 31, 2015 and 2014 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	July 31, 2014	Issuances / changes	July 31, 2015
Shares of common stock issuable upon exercise of debt	502,650,890	2,142,548,268	11,029,762,479
Estimated market value of common stock on measurement date	$0.0039	$0.0001	$0.0003
Exercise price	$0.00234	$0.02262	$0.0007
Risk free interest rate	0.12%	0.09% - 0.36%	0.33%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	114.29%	15.55% - 384.93%	384.93%
Expected exercise term in years	1.00	1.00	0.8333

The changes in fair values of the derivative liabilities related to the convertible notes payable for the years ended July 31, 2015 and 2014 are summarized as follows:

Fair value of derivative liabilities at July 31, 2013	$242,430
Fair value of derivative liabilities related to new notes	1,206,095
Conversion of derivative liabilities	(156,709)
Change in fair value of derivative liabilities	(102,529)
Fair value of derivative liabilities at July 31, 2014	1,189,287
Fair value of derivative liabilities related to new notes	1,713,829
Conversion of derivative liabilities	(1,260,213)
Change in fair value of derivative liabilities	(439,296)
Fair value of derivative liabilities at July 31, 2015	$1,203,607

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

In connection with the sale of a debenture on April 30, 2013, the Company issued a warrant to purchase 3,726,708 shares of the Company’s common stock at an exercise price of $.03 per share to the purchaser (subject to adjustment as provided in the debenture). The warrant is exercisable on a cash or a cashless basis (as provided in the warrant). The warrant terminates three years from the initial exercise date and on such date the warrant shall be automatically exercised via cashless exercise. The fair market value of the warrant was $37,267 on the date of issuance. As of July 31, 2014, the warrant was fully exercised.

In connection with the sale of a convertible note on October 8, 2013, the Company issued a warrant to purchase 17,777,778 shares of the Company’s common stock based upon the following formula: $112,000 divided by the conversion price, as defined in the warrant on the date of issuance, which was $0.0063 per share. The warrant is exercisable on a cash or cashless basis (as provided in the warrant). The warrant terminates five years from the date of issuance. The fair market value of the warrant on the date of issuance was $317,865 using the Black-Scholes formula assuming volatility of 134.68%, and a discount rate of 0.11%.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 6 - EQUITY (cont'd)

A summary of warrant activity for the year ended July 31, 2015 and 2014 is presented below:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Warrants	price	life (years)	value
Outstanding on July 31, 2013	-	-	-	-
Granted	21,504,486	$.01815	3.5	$-
Exercised	(3,726,708)	.03	-	-
Outstanding on July 31, 2014	17,777,778	$0.0063	4.189	$-
Granted	-	-	-	-
Exercised	(3,338,337)	-	-	-
Outstanding on July 31, 2015	14,439,441	$0.0063	3.189	$-

During the year ended July 31, 2015,

●	the Company issued 194,752,253 shares of common stock related to the cashless exercise of 3,338,337 warrants during the year.

●	the Company issued 100,000 shares of preferred stock in the form of compensation to the officers of the Company. The stock was valued at $100.

●	the Company issued 15,400,000 shares of common stock for compensation for services rendered. The stock was valued at $58,300.

●	the Company issued 2,142,548,268 shares of common stock related to the conversion of $707,065 in principal and interest related to convertible notes payable.

During the year ended July 31, 2014,

●	the Company issued 761,260 shares of common stock for compensation for services rendered. The stock was valued at $7,613.

●	the Company issued 6,550,000 of common stock for endorsement contracts. The stock was valued at $1,103,475.

●	the Company issued 29,982,761 shares of common stock related to conversions of convertible debt during the year. The stock was valued at $124,331.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

There were no other related party transactions for the years ended July 31, 2015 and 2014.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

In consideration for the License, the Company shall pay ten percent (10%) of the net revenue generated by all sales and other transfers of the Licensed Products during the term of the License Agreement. Notwithstanding the foregoing, the Company shall pay the minimum royalties as set forth below:

		Minimum		Minimum
	Time Period:	Net Revenue		Quarterly Payments

(a)	Effective Date through 12/31/13	$-		-
(b)	01/01/14 through 12/31/14	$1,000,000		$37,500
(c)	01/01/15 through 12/31/15	$1,600,000	*	$50,000
(d)	01/01/16 through 12/31/16	$2,500,000	**	$75,000

*    2015 minimum net revenue shall be the greater of 120% of the actual 2014 net revenue or $1,600,000.

** 2016 minimum net revenue shall be the greater of 110% of the actual 2015 net revenue or $2,500,000. During any extension term and beyond 2016, the annual minimum net revenue shall be at least 105% greater than the previous year.

In addition to the cash payment, the Company will also issue 5,437,603 shares of its common stock to the Licensor. During each quarter of the term of the Throwdown License Agreement, the Licensor shall have the option to convert a portion or all of the greater of the minimum quarterly payments or the actual earned royalties into shares of stock of the Company at an exercise price equal to the lesser of $0.03 per share or the VWAP for the ten (10) trading days prior to the end of the respective quarter during the term.

In December 2014, both parties to the contract agreed to terminate the licensing agreement.

Pending and Threatened Litigation

As of July 31, 2015, the Company was involved in a civil lawsuit pending in the United States District Court. The Plaintiffs sought damages ranging from $4,814,500 to $25,000,000 arising from the alleged breach of terms for certain marketing services. Plaintiffs asserted their claims based on the legal theories of breach of contract and fraud. The Company had moved to dismiss all but one of the claims for breach of contract asserted in the complaint, which motion was still pending at July 31, 2015. Management denied the remaining claim and vigorously defended against it. In August 2015, the litigation was settled in exchange for the issuance of 100,000,000 shares of the Company’s common stock, having a fair market value of $220,000. The Company has accrued a liability of $220,000 at July 31, 2015.

On September 17, 2015, the Company entered into a Settlement Agreement with a lender. In accordance with the Settlement Agreement, the Company agreed to issue to the lender a convertible promissory note in the principal amount of $240,500, in exchange for the return and cancellation of certain outstanding debt held by the lender. The debt was comprised of an aggregate of $240,500 of principal and interest on i) a convertible debenture in the original principal amount of $60,000 issued to the lender on April 30, 2013, ii) a senior secured convertible promissory note with an original principal balance of $100,000, which the lender had assumed from an individual on June 17, 2013, and iii) a convertible note with an original principal amount of $42,000 issued to the lender on March 31, 2014.

The Company is also involved in the following lawsuits:

On or about January 29, 2015, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company for damages in connection with a note that they alleged was in default by the Company, which was answered on or about April 3, 2015. See Case 1:15-cv-00639-CM filed in the United States District Court, Southern District. It is still pending, discovery is complete, and Alpha has filed and served a motion for summary judgment. The Company plans to file and opposition, and the case will likely be settled in the meantime.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to July 31, 2015,

●	the Company issued 1,261,232,871 shares of common stock to holders of convertible notes upon the conversion of $271,104 in principal, $13,425 in accrued interest and $2,040 in fees.

●	the Company issued 500,000,000 shares of common stock to a warrant holder upon the cashless conversion of 221,159 warrants.

●	the Company issued 100,000,000 shares of common stock to settle a lawsuit with a vendor. The fair market value of the shares on the date of issuance was $220,000.

In September 2015, the Company issued 10,000,000 shares to consultants for services rendered. The fair market value of the shares on the date of issuance was $25,000.

In September 2015, the Company issued 6,000,000 shares to professional athletes in exchange for product endorsements. The fair market value of the shares on the date of issuance was $9,500.

