Form 10-Q
period 2015-10-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2015-12-21
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 4,625,023,776 shares of Common Stock as of December 17, 2015.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

October 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2015 AND JULY 31, 2015

(Unaudited)

	October 31, 2015	July 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$20,198	$144,093
Accounts receivable	8,010	-
Inventory	22,951	-

Total Current Assets	51,159	144,093

Total Assets	$51,159	$144,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$796,713	$759,190
Note payable	6,900	6,900
Convertible notes payable, net	3,303,707	3,356,418
Derivative liabilities	2,178,795	1,203,607
Total Liabilities	6,286,115	5,326,115

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 4,300,023,776 and 2,400,411,602 issued and outstanding at October 31, 2015 and July 31, 2015, respectively	4,300,024	2,400,411
Common stock to be issued	248,901	148,066
Additional paid-in capital	3,071,651	3,258,329
Accumulated deficit	(13,855,632)	(10,988,928)
Total Stockholders’ Deficit	(6,234,956)	(5,182,022)

Total Liabilities and Stockholders’ Deficit	$51,159	$144,093

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014

(Unaudited)

	2015	2014

REVENUES	$29,368	$-
COST OF GOODS SOLD	(29,163)	-

GROSS PROFIT	205	-

OPERATING EXPENSES
General and administrative	171,873	147,144
Marketing	13,619	56,221
Product development	40,809	-
Compensation	314,115	327,520

TOTAL OPERATING EXPENSES	540,416	530,885

OPERATING LOSS	(540,211)	(530,885)

OTHER (INCOME) / EXPENSES
Interest income	(8)	-
Interest expense	460,557	175,685
Change in fair value of derivative liabilities	1,865,944	1,161,310

TOTAL OTHER EXPENSES	2,326,493	1,336,995

NET LOSS	$(2,866,704)	$(1,867,879)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	3,485,337,461	1,101,587,315

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,866,704)	$(1,867,879)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	255,435	28,769
Amortization of debt discounts	48,398	44,615
Change in fair value of derivative liabilities	1,865,944	1,161,310
Penalty interest expense	288,059	76,729
Changes in operating assets and liabilities
Accounts receivable	(8,010)	-
Inventory	(22,951)	-
Accounts payable and accrued expenses	52,988	110,502
Cash Flows Used in Operating Activities	(386,841)	(445,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	-
Proceeds from issuances of convertible notes payable	162,946	718,000
Cash Flows Provided by Financing Activities	262,946	718,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	(123,895)	272,046
Cash and cash equivalents, beginning of period	144,093	10,485
Cash and cash equivalents, end of period	$20,198	$282,531

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$-	$6,208
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discounts from fair value of derivative liabilities	$48,489	$-
Debt discounts on convertible notes payable	$890,756	$-
Common stock issued for exercise of warrants	$500,000	$173,574
Conversion of convertible notes payable and interest payable to common stock	$1,161,233	$284,497

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION

High Performance Beverages Company (formerly known as Dethrone Royalty Holdings, Inc. and Exclusive Building Services, Inc.) (the “Company”) was founded as an unincorporated DBA in February 1997 and was incorporated as a C corporation under the laws of the State of Nevada on October 11, 2010.

Currently, the Company is selling its beverage products online through Amazon.com.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

The accompanying interim unaudited financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The interim unaudited financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended July 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Inventory

Inventory is accounted for on a lower of cost or market basis. The inventory consists of completed bottled beverages.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

Loss per Share

Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares. As of October 31, 2015 and July 31, 2015, independent third parties held 14,218,282 and 14,439,441 warrants outstanding, respectively, which have a dilutive effect.

HIGH PERFORMANCE BEVERAGES COMPANY

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

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at October 31, 2015 and had no reliable source of ongoing debt or equity financing.

The Company is emphasizing a new product line involving the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, High Performance Beverages Company. However, there are uncertainties as to whether the Company will obtain sufficient financing to continue to distribute the planned product or if there will be sufficient market demand for the products.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	October 31,	July 31,
Description	2015	2015

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

On September 17, 2015, the Company and the lender entered into an exchange agreement and combined this note with two other notes held by the same lender and issued a new note to the lender.	$-	$100,000

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

During the quarter ended October 31, 2015, the Company repaid $18,400 by issuing 184,000,000 shares of common stock. As of October 31, 2015, this note was in default.	17,320	35,720

HIGH PERFORMANCE BEVERAGES COMPANY

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

On September 17, 2015, the Company and the lender entered into an exchange agreement and combined this note with two other notes held by the same lender and issued a new note to the lender.	-	37,554

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

As of October 31, 2015, this note was in default.	72,027	72,027

HIGH PERFORMANCE BEVERAGES COMPANY

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

During the quarter ended October 31, 2015, the Company repaid $11,965 by issuing 119,660,000 shares of common stock. As of October 31, 2015, this note was in default.	56,706	68,671

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

During the quarter ended October 31, 2015, the Company repaid $43,671 by issuing 87,456,860 shares of common stock. As of October 31, 2015, this note was in default.	31,329	75,000

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

On September 17, 2015, the Company and the lender entered into an exchange agreement and combined this note with two other notes held by the same lender and issued a new note to the lender.	-	6,496

HIGH PERFORMANCE BEVERAGES COMPANY

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

During the quarter ended October 31, 2015, the Company repaid $39,534 in interest and penalties by issuing 92,620,408 shares of common stock.	-	1,500

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

During the quarter ended October 31, 2015, the Company repaid $39,756 by issuing 58,750,821 shares of common stock.	-	39,756

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

As of October 31, 2015, the Company was in default on this note.	472,568	472,568

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

During the quarter ended October 31, 2015, the Company repaid $36,510 by issuing 54,340,385 shares of common stock.	-	36,510

On August 15, 2014, the Company sold a non interest bearing note with a principal purchase price of $66,000. This note was due on August 15, 2015. This note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 50% of the lowest trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the original note.

As of October 31, 2015, the Company was in default on this note.	68,000	68,000

HIGH PERFORMANCE BEVERAGES COMPANY

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

As of October 31, 2015, this note was in default.	705,946	705,946

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

As of October 31, 2015, this note was in default.	233,707	233,707

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 2, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $58,000 pursuant to a Securities Purchase Agreement. The Note matured on May 2, 2015.

This note is convertible into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 40% of the lowest bid price for the thirty (30) trading days immediately preceding the conversion, subject to certain adjustment as further described in the note agreement.

During the quarter ended October 31, 2015, the Company repaid $22,268 by issuing 643,389,194 shares of common stock. As of October 31, 2015, this note was in default.	3,462	25,730

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

As of October 31, 2015, this note was in default.	500,000	500,000

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000, which matured on May 28, 2015, bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.

As of October 31, 2015, this note was in default.	800,000	800,000

On March 11, 2015, the Company executed a convertible note payable in the amount of $100,000 payable on September 5, 2015 bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.

As of October 31, 2015, this note was in default.	100,000	100,000

HIGH PERFORMANCE BEVERAGES COMPANY

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

The note is convertible into shares of the Company’s common stock at a price per share equal to fifty percent (50%) of the lowest closing bid price or closing sale price for a share of common stock during the ten (10) consecutive trading days immediately preceding the date of conversion. No effect shall be given to conversions that would result in the lender holding an aggregate of more than 4.99% of the Company’s outstanding Common Stock. If at any time after September 17, 2015 the Company issues or sells any shares of Common Stock for consideration per share lower than the conversion price the conversion price in effect shall be reduced to the new issuance price.

The Note shall mature on the earlier of (i) December 3, 2015, (ii) the consummation of a Major Transaction (as defined in the note) or (iii) an Event of Default (as defined in the note). The note shall bear interest at a rate of ten percent (10%) per annum.	240,500	-

On October 27, 2015, the Company executed a convertible note payable in the amount of $25,000 payable on April 26, 2016 bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.	25,000	-

Total	3,326,565	3,379,185
Less: debt discounts	(1,942,385)	(1,652,229)
Plus: amortization of discounts	1,919,527	1,629,462
Total convertible notes payable	$3,303,707	$3,356,418

HIGH PERFORMANCE BEVERAGES COMPANY

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

The fair values of derivative liabilities related to the Variable Conversion Feature for the quarter ended October 31, 2015 and the year ended July 31, 2015 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	July 31, 2015	Issuances / changes	October 31, 2015
Shares of common stock issuable upon exercise of debt	11,029,762,479	5,122,264,791	5,907,497,688
Estimated market value of common stock on measurement date	$0.0003	$0.0001	$0.00034
Exercise price	$0.0007	$0.02262	$0.0007
Risk free interest rate	0.33%	0.01% to 0.11%	0.11%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	384.93%	245.13% to 662.97%	633.23%
Expected exercise term in years	0.8333	0.00	0.00

The changes in fair values of the derivative liabilities related to the convertible notes payable for the three months ended October 31, 2015 are summarized as follows:

Fair value of derivative liabilities at July 31, 2015	$1,203,607
Conversion of derivative liabilities	(890,756)
Change in fair value of derivative liabilities	1,865,944
Fair value of derivative liabilities at October 31, 2015	$2,178,795

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On September 1, 2015, the Company issued 10,000,000 shares of common stock to a consultant for services rendered. The fair market value of these common stock is $25,000.

On September 1, 2015, the Company issued 1,000,000 shares of common stock to a consultant for services rendered. The fair market value of these common stock is $2,500.

On September 15, 2015, the Company settled a lawsuit by issuing 100,000,000 shares of common stock. These shares have a fair value of $220,000 on the date of issuance.

On September 22, 2015, the Company issued 5,000,000 shares of common stock to an athlete in exchange for an endorsement of its products. 1,000,000 shares had been recorded as a common stock to be issued as of July 31, 2015. The balance, 4,000,000 shares of common stock, was a bonus. The fair value of the additional 4,000,000 shares was $5,600 on the date of issuance.

During the three-month period ended October 31, 2015, the Company issued 500,000,000 shares of common stock upon the exercise of 221,159 warrants.

During the three-month period ended October 31, 2015, the Company issued 1,283,612,174 shares of common stock related to conversions of convertible debt and related accrued interest and fees during the period.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Pending and Threatened Litigation

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

NOTE 9 - SUBSEQUENT EVENTS

On December 3, 2015, the Company issued 200,000,000 shares to an investor upon the conversion of $70,000 in principal.

On December 15, 2015, the Company issued 125,000,000 shares to an investor upon the conversion of $15,000 in principal.

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

Current Status

We began distribution of our product in September 2015 through Amazon.com. Currently we have one flavor of our beverage, High Performance Punch, for sale on Amazon. It is sold in a pack of 12-16oz bottles. We sold 339 packs in September 2015 and 563 packs in October 2015. Our initial production run was approximately 5,000 cases. These units are stored in a warehouse and shipped to Amazon on a periodic basis in order to keep sufficient product on hand in Amazaon’s warehouses to meet customer demand.

We promote our product through social media and with athlete endorsements. We have entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Draun, and Andrew Depaula) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 114,575,000 restricted shares of common stock over the lives of the contracts. During the quarter ended October 31, 2015, we have recorded an aggregate marketing expense of $13,619 relating to the shares that are issuable.

Three months ended October 31, 2015

We had sales of $29,368 during the quarter ended October 31, 2015, which represents an increase of $29,368 over the quarter ended October 31, 2105, through Amazon.

We incurred cost of goods sold related to the sale of our product during the quarter ending October 31, 2015 of $29,196. This represents an increase of $29,196 from the prior year, when there were no sales or related cost of goods sold. Cost of goods sold represents 99% of revenue due to the costs associated with establishing an inventory position with Amazon.com, the associated fees, and the relatively high cost of manufacturing our product in small lots.

General and administrative expenses increased by $24,729, from $147,144 during the three months ended October 31, 2014 to $171,873 during the three months ended October 31, 2015. The increase was due to higher professional fees for legal and accounting services.

Marketing expense decreased by $42,602, from $56,221 during the three months ended October 31, 2014 to $13,619 during the three months ended October 31, 2015. The decrease was due to decreased marketing activities during the three months ended October 31, 2015 after establishing the product in the market.

Compensation decreased by $13,405, from $327,520 during the three months ended October 31, 2014 to $314,115 during the three months ended October 31, 2015. The decrease was primarily due to a reduction in share based compensation expense.

Other expense increased $989,498 from $1,336,995 during the three months ended October 31, 2014 compared to $2,326,493 during the three months ended October 31, 2015. The increase is due to an increase in interest expense of $284,872, and a increase in the change in the fair value of derivative liabilities of $704,634.

Net loss for the three months ended October 31, 2015 increased by $998,825, from $1,867,879 during the three months ended October 31, 2014 to $2,866,704 during the three months ended October 31, 2015, primarily due to the change in fair value of derivative liabilities and increased interest expense.

Liquidity

The Company has financed its operations through the private placement of debt and its common stock.

During the quarter ended October 31, 2015, we obtained $100,000 from the sale of stock for cash proceeds, and $162,946 from the issuance of convertible notes payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2015, the Company issued 10,000,000 shares of common stock to a consultant for services rendered. The fair market value of the common stock as $25,000. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On September 1, 2015, the Company issued 1,000,000 shares of common stock to a consultant for services rendered. The fair market value of the common stock as $2,500. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On September 15, 2015, the settled a lawsuit by issuing 100,000,000 shares of common stock, having a fair value of $220,000 on the date of issuance. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

On September 22, 2015, the Company issued 5,000,000 shares of common stock to an athlete in exchange for an endorsement of its products. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

During the three month period ended October 31, 2015, the Company issued 500,000,000 shares of common stock upon the exercise of 221,159 warrants. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

During the three month period ended October 31, 2015, the Company issued 1,283,612,174 shares of common stock related to conversions of convertible debt and related accrued interest and fees during the period. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

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

December 21, 2015

