Form 10-Q
period 2016-01-31
HIGH PERFORMANCE BEVERAGES CO.
filed 2016-03-21
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes    ☐   No  ☒ .

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 54,043,323 shares of Common Stock as of March 18, 2016.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

January 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2016 AND JULY 31, 2015

(Unaudited)

	January 31, 2016	July 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$17,343	$144,093
Accounts receivable	268	-
Inventory	20,671	-

Total Current Assets	38,282	144,093

Total Assets	$38,282	$144,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$881,734	$759,190
Note payable	6,900	6,900
Convertible notes payable, net	3,387,279	3,356,418
Derivative liabilities	3,130,115	1,203,607
Total Liabilities	7,406,028	5,326,115

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 48,929,612 and 24,004,116 issued and outstanding at January 31, 2016 and July 31, 2015, respectively	48,931	24,004
Stock payable	256,401	148,066
Additional paid-in capital	7,307,041	5,634,736
Accumulated deficit	(14,980,219)	(10,988,928)
Total Stockholders’ Deficit	(7,367,746)	(5,182,022)

Total Liabilities and Stockholders’ Deficit	$38,282	$144,093

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JANUARY 31, 2016 AND 2015

(Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015

REVENUES	$10,743	$-	$40,111	$-
COST OF GOODS SOLD	10,000	-	39,163	-

GROSS PROFIT	743	-	948	-

OPERATING EXPENSES
General and administrative	101,310	405,082	273,183	552,226
Marketing	14,310	79,408	27,929	135,629
Product development	21,000	117,500	61,809	117,500
Compensation	22,000	59,560	336,115	387,080

TOTAL OPERATING EXPENSES	158,620	661,550	699,036	1,192,435

OTHER (INCOME) EXPENSE
Interest income	-	-	(8)	-
Interest expense	479,849	76,114	940,406	251,798
Change in fair value of derivative liabilities	486,861	965,491	2,352,805	2,126,801
TOTAL OTHER EXPENSE	966,710	1,041,605	3,293,203	2,378,599
NET LOSS	$(1,124,587)	$(1,703,155)	$(3,991,291)	$(3,571,034)

NET LOSS PER COMMON SHARE: BASIC AND DILUTED	$(0.02)	$(0.80)	$(0.10)	$(2.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	47,030,827	2,120,194	40,974,819	1,612,835

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JANUARY 31, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,991,291)	$(3,571,034)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	262,935	60,985
Amortization of debt discounts	323,655	52,193
Change in fair value of derivative liabilities	2,352,805	2,126,801
Penalty interest expense	370,611	2,922
Changes in operating assets and liabilities
Accounts receivable	(268)	-
Inventory	(20,671)	-
Accounts payable and accrued expenses	138,437	118,334
Cash Flows Used in Operating Activities	(563,787)	(1,209,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	100,000	-
Proceeds from issuances of convertible notes payable	337,037	1,596,934
Cash Flows Provided by Financing Activities	437,037	1,596,934

NET CHANGE IN CASH AND CASH EQUIVALENTS	(126,750)	387,135
Cash and cash equivalents, beginning of period	144,093	10,485
Cash and cash equivalents, end of period	$17,343	$397,620

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discounts from fair value of derivative liabilities	$644,389	$-
Debt discounts on convertible notes payable	$163,432	$-
Common stock issued for exercise of warrants	$5,000	$173,574
Conversion of convertible notes payable and interest payable to common stock	$402,290	$278,049

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

Effective February 29, 2016, the Company completed a 1 for 100 reverse stock split. All per share amounts have been adjusted to reflect the reverse stock split.

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

Loss per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the period by the basic and diluted weighted average number of common shares. As of January 31, 2016 and July 31, 2015, independent third parties held 14,218,282 and 14,439,441 warrants outstanding, respectively, which have a potentially dilutive effect.

Subsequent Events

The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued for disclosure consideration.

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

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at January 31, 2016 and had no reliable source of ongoing debt or equity financing.

The Company is emphasizing a new product line involving the manufacture and sale of sports performance or energy drinks along with any other non-alcoholic beverage under the Trade Name, High Performance Beverages Company. However, there are uncertainties as to whether the Company will obtain sufficient financing to continue to their products or if there will be sufficient market demand for the products. It is management’s plan to raise additional funding by the issuances of debt and equity instruments.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Convertible notes payable consists of the following:

	January 31,	July 31,
Description	2016	2015
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

During the six months ended January 31, 2016, the Company repaid $18,400 by issuing 1,840,000 shares of common stock. As of January 31, 2016, this note was in default.	17,320	35,720

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

As of January 31, 2016, this note was in default.	116,160	72,027

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

During the six months ended January 31, 2016, the Company repaid $11,965 by issuing 119,660 shares of common stock. In addition, $43,671 in principal was sold to another investor on September 10, 2015. As of January 31, 2016, this note was in default.	13,035	68,671

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

As of January 31, 2016, this note was in default.	75,000	75,000

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

During the quarter ended October 31, 2015, the Company repaid $39,534 in interest and penalties by issuing 926,204 shares of common stock.	-	1,500

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

During the quarter ended October 31, 2015, the Company repaid $39,756 by issuing 587,508 shares of common stock.	-	39,756

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

As of January 31, 2016, the Company was in default on this note.	472,568	472,568

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

During the quarter ended October 31, 2015, the Company repaid $36,510 by issuing 543,404 shares of common stock.	-	36,510

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

As of January 31, 2016, the Company was in default on this note.	68,000	68,000

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

As of January 31, 2016, this note was in default.	705,946	705,946

On August 27, 2014, the Company sold a 12% Convertible Redeemable Note in the principal amount of $160,000 pursuant to a Securities Purchase Agreement. The Note matured on March 27, 2015.

The Note may be converted into common stock of the Company at any time beginning on the 1st day of the date of the Note at a price equal to the lesser of (i) $0.01 or (ii) 60% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five prior trading days.

As of January 31, 2016, this note was in default.	233,707	233,707

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

During the six months ended January 31, 2016, the Company repaid $22,268 by issuing 6,433,892 shares of common stock. As of January 31, 2016, this note was in default.	3,462	25,730

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

As of January 31, 2016, this note was in default.	500,000	500,000

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000, which matured on May 28, 2015, bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.

As of January 31, 2016, this note was in default.	800,000	800,000

On March 11, 2015, the Company executed a convertible note payable in the amount of $100,000 payable on September 5, 2015 bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.

As of January 31, 2016, this note was in default.	100,000	100,000

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

During the three months ended January 31, 2016, the Company repaid $70,000 by issuing 2,000,000 shares of common stock. This note matured on December 3, 2015. As of January 31, 2016, this note was in default.	170,500	-

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

On September 10, 2015, an investor acquired a note with a principal balance of $43,671 from the original investor. In accordance with the terms of the original note, this note may be converted into common stock of the Company at any time after the maturity date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the maturity date, the conversion price shall be $0.00001 per share. This note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the noteholder upon with not less than 61 days’ prior notice to the Company.

During the six months ended January 31, 2016, the Company repaid the note by issuing 87,456,860 shares of common stock.	-	-

On December 4, 2015, the Company executed a convertible note payable in the amount of $74,250 payable on June 4, 2016 bearing interest at 12% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. The note was issued with an original issue discount of $6,750. This note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	74,250	-

On December 7, 2015, an investor purchased a portion of a note and the related accrued interest, totaling $89,915. In accordance with the original terms of the note, the note shall have a one-time interest charge equal to 12%, applied to the outstanding balance of each note.

Each note is convertible, at any time after the date six months from the purchase price date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the note. During the three months ended January 31, 2016, the Company repaid $41,623 in principal by issuing 3,519,581 shares of the Company’s common stock.	48,292	-

On December 31, 2015, the Company executed a convertible note payable in the amount of $82,500, payable on September 31, 2016, bearing interest at 12% per annum. The note was issued with an original issue discount of $7,500. This note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	82,500	-

Total	3,505,740	3,379,185
Less: debt discounts	(442,116)	(1,652,229)
Plus: amortization of discounts	323,655	1,629,462
Total convertible notes payable	$3,387,279	$3,356,418

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

The fair values of derivative liabilities related to the Variable Conversion Feature as of July 31, 2015, for derivative instruments issued during the six months ended January 31, 2016 and as of January 31, 2016 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	July 31, 2015	Issuances / changes	January 31, 2016
Shares of common stock issuable upon exercise of debt	110,297,625	207,641,753	317,939,378
Estimated market value of common stock on measurement date	$0.03	$0.01	$0.034
Exercise price	$0.07	$0.023	$0.01
Risk free interest rate	0.33%	0.01% to 0.11%	0.40%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	384.93%	118.60% to 693.3%	341.12%
Expected exercise term in years	0.8333	0.00	0.00

The changes in fair values of the derivative liabilities related to the convertible notes payable for the six months ended January 31, 2016 are summarized as follows:

Fair value of derivative liabilities at July 31, 2015	$1,203,607
Conversion of derivative liabilities	(426,297)
Change in fair value of derivative liabilities	2,352,805
Fair value of derivative liabilities at January 31, 2016	$3,130,115

NOTE 6 - EQUITY

The Company is authorized to issue 5,000,000,000 shares of common stock and 1,000,000 shares of preferred stock.

On September 1, 2015, the Company issued 100,000 shares of common stock to a consultant for services rendered. The fair market value of these common stock is $25,000.

On September 1, 2015, the Company issued 10,000 shares of common stock to a consultant for services rendered. The fair market value of these common stock is $2,500.

On September 15, 2015, the Company settled a lawsuit by issuing 1,000,000 shares of common stock. These shares have a fair value of $220,000 on the date of issuance.

On September 22, 2015, the Company issued 50,000 shares of common stock to an athlete in exchange for an endorsement of its products. 10,000 shares had been recorded as a common stock to be issued as of July 31, 2015. The balance, 40,000 shares of common stock, was a bonus. The fair value of the additional 40,000 shares was $5,600 on the date of issuance.

During the three-month period ended October 31, 2015, the Company issued 5,000,000 shares of common stock upon the exercise of 221,159 warrants.

During the three-month period ended October 31, 2015, the Company issued 12,836,122 shares of common stock related to conversions of $286,569 in convertible debt, related accrued interest and fees during the period.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 – EQUITY (CONT’D)

On December 3, 2015, the Company issued 2,000,000 shares to an investor upon the conversion of $70,000 in principal.

On December 15, 2015, the Company issued 1,250,000 shares to an investor upon the conversion of $15,000 in principal.

On December 22, 2015, the Company issued 409,793 shares to an investor upon the conversion of $4,098 in principal and accrued interest.

On December 31, 2015, the Company issued 1,250,000 shares to an investor upon the conversion of $15,000 in principal.

On January 11, 2016, the Company issued 1,019,581 shares to an investor upon the conversion of $11,623 in principal.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Pending and Threatened Litigation

On or about January 29, 2015, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company for damages in connection with a note that they alleged was in default by the Company, which was answered on or about April 3, 2015. See Case 1:15-cv-00639-CM filed in the United States District Court, Southern District. It is still pending, discovery is complete, and Alpha has filed and served a motion for summary judgment. The Company plans to file an opposition, and the case will likely be settled in the meantime.

NOTE 9 - SUBSEQUENT EVENTS

On February 29, 2016, the Company completed a 1 for 100 reverse stock split. All per share amounts in the financial statements have been restated to reflect the reverse stock split.

On March 1, 2016, the Company issued 2,423,330 shares to an investor upon the conversion of $4,798 in principal.

On March 10, 2016, the Company issued 2,690,381 shares to an investor upon the conversion of $5,049 in principal.

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

Current Status

We began distribution of our product in September 2015 through Amazon.com. Currently we have one flavor of our beverage, High Performance Punch, for sale on Amazon. It is sold in a pack of 12, 16oz bottles. We sold 819 packs from August 1, 2015 through October 31, 2015 and 372 packs from November 1, 2015 through January 31, 2016. Our initial production run was approximately 5,000 cases. These units are stored in a warehouse and shipped to Amazon on a periodic basis in order to keep sufficient product on hand in Amazaon’s warehouses to meet customer demand.

We promote our product through social media and with athlete endorsements. We have entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Draun, and Andrew Depaula) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 205,634,091 restricted shares of common stock over the lives of the contracts. During the three and six months ended January 31, 2016, we have recorded an aggregate marketing expense of $7,500 and $21,119, respectively, relating to the shares that are issuable.

Three months ended January 31, 2016 compared with three months ended January 31, 2015

We had sales of $10,743 during the quarter ended January 31, 2016, which represents an increase of $10,743 over the quarter ended January 31, 2105. Our products are sold and fulfilled by Amazon.

We incurred cost of goods sold related to the sale of our product during the quarter ending January 31, 2016 of $10,000. This represents an increase of $10,000 from the prior year, when there were no sales or related cost of goods sold. Cost of goods sold represents 93% of revenue due to the costs associated with establishing an inventory position with Amazon.com, the associated fees, and the relatively high cost of manufacturing our product in small lots.

General and administrative expenses decreased by $303,772, from $405,082 during the three months ended January 31, 2015 to $101,310 during the three months ended January 31, 2016. The decrease was due to lower professional fees for legal and accounting services.

Marketing expense decreased by $65,098, from $79,408 during the three months ended January 31, 2015 to $14,310 during the three months ended January 31, 2016. The decrease was due to decreased marketing activities during the three months ended January 31, 2016 after establishing the product in the market.

Product development expense decreased by $96,500, from $117,500 during the three months ended January 31, 2015 to $21,000 during the three months ended January 31, 2016. The decrease was due to the cost of developing the current products that was conducted during the quarter ending January 31, 2015.

Compensation decreased by $37,560, from $59,560 during the three months ended January 31, 2015 to $22,000 during the three months ended January 31, 2016. The decrease was primarily due to a reduction in share based compensation expense.

Other expense decreased $74,895 from $1,041,605 during the three months ended January 31, 2015 compared to $966,710 during the three months ended January 31, 2016. The decrease is due to an increase in interest expense of $403,735, and a decrease in the change in the fair value of derivative liabilities of $478,630.

Net loss for the three months ended January 31, 2016 decreased by $578,568, from $1,703,155 during the three months ended January 31, 2015 to $1,124,587 during the three months ended January 31, 2016, primarily due to lower operating expenses and the change in fair value of derivative liabilities.

Six months ended January 31, 2016 compared with six months ended January 31, 2015

We had sales of $40,111 during the six months ended January 31, 2016, compared to $0 during the six months ended January 31, 2015, which represents an increase of $40,111 over the six months ended January 31, 2105. The increase is due to the initiation of product sales in September 2015. Our products are sold and fulfilled by Amazon.

We incurred cost of goods sold related to the sale of our product during the six months ending January 31, 2016 of $39,163. This represents an increase of $39,163 from the prior year, when we had no sales or cost of goods sold. Cost of goods sold represents 98% of revenue due to the costs associated with establishing an inventory position with Amazon.com, the associated fees, and the relatively high cost of manufacturing our product in small lots.

General and administrative expenses decreased by $279,043, from $552,226 during the six months ended January 31, 2015 to $273,183 during the six months ended January 31, 2016. The decrease was due to a decrease in professional fees for legal and accounting services of $292,136.

Marketing expense decreased by $107,700, from $135,629 during the six months ended January 31, 2015 to $27,929 during the six months ended January 31, 2016. The decrease was due to decreased web design and sponsorships during the six months ended January 31, 2016.

Product development expense decreased by $55,691, from $117,500 during the six months ended January 31, 2015 to $61,809 during the six months ended January 31, 2016. The decrease was due to the cost of developing the current products that was conducted during the six months ending January 31, 2015.

Compensation decreased by $50,965, from $387,080 during the six months ended January 31, 2015 to $336,115 during the six months ended January 31, 2016. The decrease was primarily due to a reduction in share based compensation expense.

Other expense increased $914,604 from $2,378,599 during the six months ended January 31, 2015 compared to $3,293,203 during the six months ended January 31, 2016. The increase is due to an increase in interest expense of $688,608, and an increase in the change in the fair value of derivative liabilities of $226,004.

Net loss for the six months ended January 31, 2016 increased by $420,257, from $3,571,034 during the six months ended January 31, 2015 to $3,991,291 during the six months ended January 31, 2016, primarily due to lower operating expenses and the change in fair value of derivative liabilities.

Liquidity

The Company has financed its operations through the private placement of debt and its common stock.

During the six months ended January 31, 2016, we obtained $100,000 from the sale of stock for cash proceeds, and $337,037 from borrowing on notes payable.

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

As of January 31, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Pending and Threatened Litigation

On or about January 29, 2015, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company for damages in connection with a note that they alleged was in default by the Company, which was answered on or about April 3, 2015. See Case 1:15-cv-00639-CM filed in the United States District Court, Southern District. It is still pending, discovery is complete, and Alpha has filed and served a motion for summary judgment. The Company plans to file an opposition, and the case will likely be settled in the meantime.

Item 1A.  Risk Factors

The Company, as a smaller reporting company, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 3, 2015, the Company issued 2,000,000 shares to an investor upon the conversion of $70,000 in principal. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On December 15, 2015, the Company issued 1,250,000 shares to an investor upon the conversion of $15,000 in principal.   The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On December 22, 2015, the Company issued 409,793 shares to an investor upon the conversion of $4,098 in principal and accrued interest.  The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On December 31, 2015, the Company issued 1,250,000 shares to an investor upon the conversion of $15,000 in principal. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

On January 11, 2016, the Company issued 1,019,581 shares to an investor upon the conversion of $11,623 in principal. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

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

March 21, 2016

