Form 10-Q
period 2016-04-30
HIGH PERFORMANCE BEVERAGES CO.
filed 2016-07-13
CIK 1504222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 1,564,595,954 shares of Common Stock as of July 11, 2016.

HIGH PERFORMANCE BEVERAGES COMPANY

FORM 10-Q

April 30, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial statements

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2016 AND JULY 31, 2015

(Unaudited)

	April 30, 2016	July 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$1,645	$144,093
Accounts receivable	268	-
Inventory	19,464	-

Total Current Assets	21,377	144,093

Total Assets	$21,377	$144,093

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,016,556	$759,190
Note payable	6,900	6,900
Convertible notes payable, net	3,397,532	3,356,418
Derivative liabilities	2,384,833	1,203,607
Total Current Liabilities	6,805,821	5,326,115

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; 100,000 shares issued and outstanding	100	100
Common stock: $0.001 par value; 5,000,000,000 shares authorized; 214,582,582 and 24,004,116 issued and outstanding at April 30, 2016 and July 31, 2015, respectively	214,585	24,004
Stock payable	226,401	148,066
Additional paid-in capital	7,425,185	5,634,736
Accumulated deficit	(14,650,715)	(10,988,928)
Total Stockholders’ Deficit	(6,784,444)	(5,182,022)

Total Liabilities and Stockholders’ Deficit	$21,377	$144,093

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED APRIL 30, 2016 AND 2015

(Unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015

REVENUES	$5,808	$-	$45,919	$-
COST OF GOODS SOLD	6,076	-	45,239	-

GROSS PROFIT	(268)	-	680	-

OPERATING EXPENSES
General and administrative	126,337	91,872	399,519	644,097
Marketing	27,553	9,407	55,482	145,036
Product development	-	51,500	61,809	169,000
Compensation	131,350	130,706	467,465	517,786

TOTAL OPERATING EXPENSES	285,240	283,485	984,275	1,475,919

OTHER (INCOME) EXPENSE
Interest income	-	(170)	-	(170)
Interest expense	331,345	108,963	1,053,648	360,761
Gain on extinguishment of debt	(735,553)	-	(968,225)	-
Change in fair value of derivative liabilities	(210,800)	(537,868)	2,592,769	1,588,933
TOTAL OTHER (INCOME) EXPENSE	(615,008)	(429,075)	2,678,192	1,949,524
NET INCOME (LOSS)	$329,500	$145,590	$(3,661,787)	$(3,425,443)

NET INCOME / (LOSS) PER COMMON SHARE: BASIC AND DILUTED	$0.01	$1.08	$(0.07)	$(31.37)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: BASIC AND DILUTED	78,446,527	134,582	53,040,779	109,290

See accompanying notes to these unaudited financial statements.

HIGH PERFORMANCE BEVERAGES COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED APRIL 30, 2016 AND 2015

(Unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,661,787)	$(3,425,443)
Adjustments to reconcile net loss to net cash used in operating activities
Share-based compensation	261,475	75,588
Amortization of debt discounts	507,113	73,426
Change in fair value of derivative liabilities	1,624,544	1,584,017
Penalty interest expense	108,701	-
Changes in operating assets and liabilities
Accounts receivable	(268)	-
Inventory	(19,464)	-
Prepaid expense	-	27,000
Accounts payable and accrued expenses	274,907	192,560
Cash Flows Used in Operating Activities	(904,779)	(1,472,852)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	107,500	-
Proceeds from issuances of convertible notes payable	654,831	1,770,377
Cash Flows Provided by Financing Activities	762,331	1,770,377

NET CHANGE IN CASH AND CASH EQUIVALENTS	(142,448)	297,525
Cash and cash equivalents, beginning of period	144,093	10,485
Cash and cash equivalents, end of period	$1,645	$308,010

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Debt discounts from fair value of derivative liabilities	$443,318	$-
Debt discounts on convertible notes payable	$516,674	$-
Common stock issued for exercise of warrants	$5,000	$113,345
Conversion of convertible notes payable and interest payable to common stock	$729,173	$557,178

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

Loss per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the period by the basic and diluted weighted average number of common shares. As of July 31, 2015, independent third parties held 14,439,441 warrants outstanding, respectively, which have a potentially dilutive effect. On February 26, 2016, these warrants were cancelled.

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

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying consolidated financial statements, the Company had negative net working capital and a net stockholders’ deficit at April 30, 2016 and had no reliable source of ongoing debt or equity financing.

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
On November 15, 2012, the Company entered into a Senior Secured Promissory Note with an unaffiliated party under which the Company received a one-year loan with a principal balance of $100,000. This note bears interest at 20% per annum with interest payments due quarterly. In addition, the Company issued 2,500,000 shares of restricted common stock to the lender and Mr. Holley and McBride, the senior executives of the Company, pledged their 56,250 shares of the Company’s common stock as collateral and transferred 1,000,000 shares of free trading shares to the lender. If the Company goes into default of the provisions of the note, it becomes convertible into the Company’s common stock at a price of $0.001 per share (100 million shares).

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

During the nine months ended April 30, 2016, the Company repaid $18,400 by issuing 1,840,000 shares of common stock. As of April 30, 2016, this note was in default.	17,320	35,720

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

Each note is convertible, at any time after the date nine months from the purchase price date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustments as further described in the Master Note.

On February 25, 2016, these notes, together with accrued interest and default penalties of $47,323, were combined and assigned to another investor in exchange for a $25,000 cash payment by the new investor. The original terms were not altered.

As of April 30, 2016, this note was in default.	157,323	72,027

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

This note may be converted into common stock of the Company at any time after the maturity date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the maturity date, the conversion price shall be $0.00001 per share. This note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the noteholder upon not less than 61 days’ prior notice to the Company.

During the nine months ended April 30, 2016, the Company repaid $11,965 by issuing 119,660 shares of common stock. In addition, $43,671 in principal was sold to another investor on September 10, 2015. As of April 30, 2016, this note was in default.	13,035	68,671

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

As of April 30, 2016, this note was in default.	31,329	75,000

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

As of April 30, 2016, the Company was in default on this note.	472,568	472,568

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

As of April 30, 2016, the Company was in default on this note.	68,000	68,000

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

Each of the notes is convertible, at any time after the date nine months from the Purchase Price Date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the Master Note.

During the nine months ended April 30, 2016, the note holder converted $9,960 in principal into 7,996,762 shares of the Company’s common stock.

As of April 30, 2016, this note was in default.	695,986	705,946

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

As of April 30, 2016, this note was in default.	233,707	233,707

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

During the nine months ended April 30, 2016, the Company repaid $22,268 by issuing 6,433,892 shares of common stock. As of April 30, 2016, this note was in default.	3,462	25,730

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

On April 26, 2016 and May 11, 2016, $50,000 and $25,000 in principal, respectively, were assigned to another investor.

As of April 30, 2016, this note was in default.	425,000	500,000

On November 28, 2014, the Company executed a convertible note payable in the amount of $800,000, which matured on May 28, 2015, bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.

On April 26, 2016, the noteholder assigned $50,000 in principal and $7,562 in principal, totaling $57,562 to another investor.

As of April 30, 2016, this note was in default.	750,000	800,000

On March 11, 2015, the Company executed a convertible note payable in the amount of $100,000 payable on September 5, 2015 bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion.

As of April 30, 2016, this note was in default.	100,000	100,000

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

On November 20, 2015, the Company entered into a settlement agreement with the lender whereby the note, which had a balance of $170,500, was sold an investor for a purchase price of $227,500 and the original note was discharged.	-	-

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On October 27, 2015, the Company executed a convertible note payable in the amount of $25,000 payable on April 26, 2016 bearing interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. As of April 30, 2016, this note was in default.	25,000	-

On September 10, 2015, an investor acquired a note with a principal balance of $43,671 from the original investor. In accordance with the terms of the original note, this note may be converted into common stock of the Company at any time after the maturity date at a fixed price of $0.0001 per share. However, if the stock price of the Company loses the bid at any time before the maturity date, the conversion price shall be $0.00001 per share. This note shall not be converted to the extent that such conversion would result in beneficial ownership by the holder and its affiliates to own more than 4.99% of the issued and outstanding shares of the Company’s common stock. Such limitations on conversion may be waived by the noteholder upon not less than 61 days’ prior notice to the Company.

During the nine months ended April 30, 2016, the Company repaid the note by issuing 87,456,860 shares of common stock.	-	-

On December 4, 2015, the Company executed a convertible note payable in the amount of $74,250 payable on June 4, 2016 bearing interest at 12% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. The note was issued with an original issue discount of $6,750. This note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	74,250	-

On December 7, 2015, an investor purchased a portion of a note and the related accrued interest, totaling $89,915. In accordance with the original terms of the note, the note shall have a one-time interest charge equal to 12%, applied to the outstanding balance of each note.

Each note is convertible, at any time after the date nine months from the purchase price date (as defined in the Master Note), into shares of the Company’s common stock at an exercise price equal to (i) the outstanding balance divided by (ii) 60% of the lowest intra-day trade price in the twenty-five (25) trading days immediately preceding the conversion, subject to certain adjustment as further described in the note. During the nine months ended April 30, 2016, the Company repaid $89,915 in principal by issuing 52,028,292 shares of the Company’s common stock.	-	-

On December 31, 2015, the Company executed a convertible note payable in the amount of $82,500, payable on September 31, 2016, bearing interest at 12% per annum. The note was issued with an original issue discount of $7,500. This note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	82,500	-

On November 20, 2015, the Company entered into an Assignment and Settlement Agreement (the November 2015 Settlement Agreement) with the noteholder and an investor whereby the investor sold a note and related accrued interest $190,722 for $227,500. The Company issued a new note to the investor with a face value of $250,500, which includes an original issue discount of $22,750, dated November 20, 2015, bearing interest at 12% per annum, payable on August 26, 2016. The note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	250,250	-

On March 1, 2016, the Company executed a convertible note payable in the amount of $77,000, payable on December 1, 2016, bearing interest at 12% per annum. The note was issued with an original issue discount of $7,000. This note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	77,000	-

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - CONVERTIBLE NOTES PAYABLE (cont'd)

On March 15, 2016, the Company executed a convertible note payable in the amount of $55,000, payable on December 15, 2016, bearing interest at 12% per annum. The note was issued with an original issue discount of $5,000. This note is convertible into the Company’s common stock at a variable conversion price equal to 60% of the market value at the time of conversion, but no less than $0.00005 per share.	55,000	-

On April 11, 2016, the Company executed a convertible note payable in the amount of $29,700, payable on April 11, 2017, bearing interest at 10% per annum. The note was issued with an original issue discount of $2,700. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the lowest trading volume weighted average price during the 5 days prior to the date of conversion.	29,700	-

On April 11, 2016, an investor purchased a portion of a note, totaling $25,000. The original date of the note was October 17, 2014 and it bears interest at 1% per annum.

This note matured on April 17, 2015. This note may be converted into common stock of the Company at any time beginning on the 1st day of the date of this note at a price equal to 56% of the lowest intraday bid price of the common stock as reported on OTCQB, for the five prior trading days. During the nine months ended April 30, 2016, the Company repaid $17,735 in principal by issuing 34,780,030 shares of the Company’s common stock.	7,265	-

On April 26, 2016, an investor purchased a portion of a note, including principal of $50,000 and accrued interest of $7,562 totaling $57,562. The original date of the note was October 17, 2014 and it bears interest at 1% per annum. This note is convertible into the Company’s common stock at a variable conversion price equal to 56% of the market value at the time of conversion. During the nine months ended April 30, 2016, the Company repaid $1,438 in principal by issuing 19,565,217 shares of the Company’s common stock.	56,123	-

Total	3,624,818	3,379,185
Less: debt discounts	(734,399)	(1,652,229)
Plus: amortization of discounts	507,113	1,629,462
Total convertible notes payable - current	$3,397,532	$3,356,418

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

The fair values of derivative liabilities related to the Variable Conversion Features as of July 31, 2015, for derivative instruments issued during the nine months ended April 30, 2016 and as of April 30, 2016 were estimated on the transaction dates and balance sheet dates under the following assumptions:

	July 31, 2015	Issuances / changes	April 30, 2016
Shares of common stock issuable upon exercise of debt	110,297,625	5,241,027,916	5,351,326,541
Estimated market value of common stock on measurement date	$0.03	$0.01	$0.0005
Exercise price	$0.07	$0.023	$0.001
Risk free interest rate	0.33%	0.01% to 0.12%	0.19%
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	384.93%	118.60% to 693.3%	366.28%
Expected exercise term in years	0.8333	0.00	.948

The changes in fair values of the derivative liabilities related to the convertible notes payable for the nine months ended April 30, 2016 are summarized as follows:

Fair value of derivative liabilities at July 31, 2015	$1,203,607
Conversion of derivative liabilities	(565,131)
Change in fair value of derivative liabilities	1,746,358
Fair value of derivative liabilities at April 30, 2016	$2,384,833

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

During the nine-month period ended April 30, 2016, the Company issued 5,000,000 shares of common stock upon the exercise of 221,159 warrants.

During the nine-month period ended April 30, 2016 the Company issued 143,718,186 shares of common stock related to conversions of $498,225 in convertible debt, related accrued interest and fees during the period.

HIGH PERFORMANCE BEVERAGES COMPANY

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 6 – EQUITY (cont'd)

On February 29, 2016, the Company completed a 1 for 100 reverse stock split. All per share amounts in the financial statements have been restated to reflect the reverse stock split.

On March 7, 2016, the Company issued 265 shares to the Depository Trust Company in order to effect the rounding provisions of the reverse split that became effective on February 29, 2016.

In March 2016, the Company issued 40,700,000 shares to athletes in accordance with their endorsement contracts. The fair market value of the shares on the date of issuance was $98,100.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by an officer who incurs no incremental costs as a result of the Company using the space. Therefore, he does not charge for its use. There is no written lease agreement, and no obligation for him to continue this arrangement.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Pending and Threatened Litigation

On or about January 29, 2015, Alpha Capital Anstalt (“Alpha”) filed a complaint against the Company for damages in connection with a note that they alleged was in default by the Company, which was answered on or about April 3, 2015. See Case 1:15-cv-00639-CM filed in the United States District Court, Southern District. On June 26, 2016, the parties reached a settlement whereby the Company will issue 410,000,000 shares of its common stock to Alpha. The settlement has been submitted to the court for approval. The fair market value of the settlement was $82,000 on the settlement date and has been recorded as interest expense as of April 30, 2016.

NOTE 9 - SUBSEQUENT EVENTS

On May 17, 2016, the Company issued 5,000,000 shares to a consultant for services rendered. The fair market value of the shares was $1,500 on the date of issuances.

Between May 1, 2016 and the date of this report, the Company issued 354,980,320 shares for the repayment of $73,760 in principal and accrued interest.

Through the date of this filing, the Company has determined that no additional events are required to be reported, other than the above, including Note 8.

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

Current Status

We began distribution of our product in September 2015 through Amazon.com. Currently we have one flavor of our beverage, High Performance Punch, for sale on Amazon. It is sold in a pack of 12, 16oz bottles. We have sold 112 and 931 packs during the three and nine months ended April 30, 2016, respectively. Our initial production run was approximately 5,000 cases. These units are stored in a warehouse and shipped to Amazon on a periodic basis in order to keep sufficient product on hand in Amazon’s warehouses to meet customer demand.

We promote our product through social media and with athlete endorsements. We have entered into contracts with several professional sports personalities (Jonathan Quick, Aldon Smith, Haloti Nagata, Taj Gibson, Matt Moulson, Brian Braham, Kenneth Draun, and Andrew Depaula) to represent us by endorsing our products. All contracts cover three years and require us to issue an aggregate of 199,634,091 restricted shares of common stock over the lives of the contracts. During the three and nine months ended April 30, 2016, we have recorded an aggregate marketing expense of $0 and $21,119, respectively, relating to the shares that are issuable.

Three months ended April 30, 2016 compared with three months ended April 30, 2015

We had sales of $5,808 during the quarter ended April 30, 2016, which represents an increase of $5,808 over the quarter ended April 30, 2105, when we had no sales. Our products are sold and fulfilled by Amazon.

We incurred cost of goods sold related to the sale of our product during the quarter ending April 30, 2016 of $6,076. This represents an increase of $6,076 from the prior year, when there were no sales or related cost of goods sold. Cost of goods sold represents 105% of revenue due to the costs associated with establishing an inventory position with Amazon.com, the associated fees, and the relatively high cost of manufacturing our product in small lots.

General and administrative expenses increased by $34,465, from $91,872 during the three months ended April 30, 2015 to $126,337 during the three months ended April 30, 2016. The increase was due to higher professional fees for legal and accounting services.

Marketing expense increased by $18,146, from $9,407 during the three months ended April 30, 2015 to $27,533 during the three months ended April 30, 2016. The increase was due to increased marketing activities during the three months ended April 30, 2016 in order to establish the product in the market.

Product development expense decreased by $51,500, from $51,500 during the three months ended April 30, 2015 to $0 during the three months ended April 30, 2016. The decrease was due to the cost of developing the current products that was conducted during the quarter ending April 30, 2015.

Compensation expense was substantially the same, as it increased by $644, from $130,706 during the three months ended April 30, 2015 to $131,350 during the three months ended April 30, 2016.

Other (income) / expense increased $185,933 from $(429,075) during the three months ended April 30, 2015 compared to $(615,008) during the three months ended April 30, 2016. The increase is due to a decrease in interest income of $170, an increase in interest expense of $222,382, and a decrease in the change in the fair value of derivative liabilities of $327,068 and an increase in the gain on debt extinguishment of $735,553.

Net income / (loss) for the three months ended April 30, 2016 increased by $183,910, from net income of $145,590 during the three months ended April 30, 2015 to a net income of $411,500 during the three months ended April 30, 2016, primarily due to the change in other income.

Nine months ended April 30, 2016 compared with nine months ended April 30, 2015

We had sales of $45,919 during the nine months ended April 30, 2016, compared to $0 during the nine months ended April 30, 2015, which represents an increase of $45,919 over the nine months ended April 30, 2105. The increase is due to the initiation of product sales in September 2015. Our products are sold and fulfilled by Amazon.

We incurred cost of goods sold related to the sale of our product during the nine months ending April 30, 2016 of $45,239. This represents an increase of $45,239 from the prior year, when we had no sales or cost of goods sold. Cost of goods sold represents 99% of revenue due to the costs associated with establishing an inventory position with Amazon.com, the associated Amazon fees, and the relatively high cost of manufacturing our product in small lots.

General and administrative expenses decreased by $244,578, from $644,097 during the nine months ended April 30, 2015 to $399,519 during the nine months ended April 30, 2016. The decrease was due to a decrease in professional fees for legal and accounting services of $292,136.

Marketing expense decreased by $89,554, from $145,036 during the nine months ended April 30, 2015 to $55,482 during the nine months ended April 30, 2016. The decrease was due to decreased web design and sponsorships during the nine months ended April 30, 2016.

Product development expense decreased by $107,191, from $169,000 during the nine months ended April 30, 2015 to $61,809 during the nine months ended April 30, 2016. The decrease was due to the cost of developing the current products that was conducted during the nine months ending April 30, 2015.

Compensation decreased by $50,321, from $517,786 during the nine months ended April 30, 2015 to $467,465 during the nine months ended April 30, 2016. The decrease was primarily due to a reduction in share based compensation expense.

Other expense increased $728,668 from $1,949,524 during the nine months ended April 30, 2015 compared to $2,678,192 during the nine months ended April 30, 2016. The increase is due to an increase in interest expense of $692,887, and an increase in the change in the fair value of derivative liabilities of $1,003,836 and an increase in the gain on debt extinguishment of $968,225.

Net loss for the nine months ended April 30, 2016 increased by $236,344, from $3,425,443 during the nine months ended April 30, 2015 to $3,661,787 during the nine months ended April 30, 2016, primarily due to lower operating expenses and the change in fair value of derivative liabilities.

Liquidity

The Company has financed its operations through the private placement of debt and its common stock.

During the nine months ended April 30, 2016, we obtained $654,831 from borrowing on notes payable.

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

As of April 30, 2016, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework   issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting was not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, the Company issued 40,700,000 shares to athletes in accordance with their endorsement contracts. The fair market value of the shares on the date of issuance was $98,100. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

During the three-month period ended April 30, 2016, the Company issued 124,952,690 shares of common stock related to conversions of $95,935 in convertible debt and related accrued interest. The Company claims an exemption from the registration requirements of the Act for the private placement of the securities referenced herein pursuant to Section 4(2) of the Securities Act of 1933 since, among other things, the transaction did not involve a public offering.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits and Reports of Form 8-K

(a)   Exhibits

31.1	Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Link base Document.
101.DEF	XBRL Taxonomy Extension Definition Link base Document.
101.LAB	XBRL Taxonomy Extension Label Link base Document.
101.PRE	XBRL Taxonomy Extension Presentation Link base Document.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH PERFORMANCE BEVERAGES COMPANY
(Registrant)

/s/ Toby McBride
Toby McBride
Title: President and Chief Financial Officer

July 13, 2016

